Form 10-Q
period 2011-11-30
LIBERTY VISION, INC.
filed 2012-02-01
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-173456

Liberty Vision, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	27-2775885
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2530 Meridian Parkway, Suite 200, Durham, NC	27713
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (919) 806-4593

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  Yes ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 31, 2012
Common Stock, $0.001 par value	4,990,000

LIBERTY VISION, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 LIBERTY VISION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOVEMBER 30, 2011 AND 2010

Index to Financial Statements

Contents	Page (s)

Consolidated Balance Sheets at November 30, 2011 (Unaudited) and February 28, 2011.........................................	F-2

Consolidated Statements of Operations for the Three and Nine Months Ended November 30, 2011 and 2010, and for the Period from September 29, 2009 (Inception) through November 30, 2011 (Unaudited)................................

F-3

Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from September 29, 2009 (Inception) through November 30, 2011 (Unaudited)...................................................................................................................

F-4

Consolidated Statements of Cash Flows for the Nine Months Ended November 30, 2011 and 2010, and for the Period from September 29, 2009 (Inception) through November 30, 2011 (Unaudited)...........................................

F-5

Notes to the Consolidated Financial Statements (Unaudited).....................................................................................	F-6

LIBERTY VISION, INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS
	November 30,	February 28,
	2011	2011
Current Assets:
Cash	$ 11,919	$ 84,665
Accounts receivable	20,177	12,660
Prepaid expenses	3,656	-
Refundable tax assets	124	-
Total current assets	35,876	97,325

Computer equipment, net	2,990	3,518
Total Assets	$ 38,866	$ 100,843

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$ 14,536	$ 7,481
Accounts payable - related party	36,000	-
Payroll taxes payable	2,907	3,043
Income taxes payable	-	6,201

Total current liabilities	53,443	16,725

Total Liabilities	53,443	16,725

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized;
3,980,000 shares issued and outstanding	3,980	3,980
Additional paid in capital	62,720	62,720
Deficit accumulated during the development stage	(81,277)	17,418

Total stockholders' equity (deficit)	(14,577)	84,118

Total Liabilities and Stockholder's Equity (Deficit)	$ 38,866	$ 100,843

The accompanying notes to financial statements are an integral part of these statements.

LIBERTY VISION, INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
					Cumulative From Inception (September 29, 2009) Through November 30, 2011
	Three Months Ended November 30,		Nine Months Ended November 30,

	2011	2010	2011	2010
Revenues, net	$ 31,269	$ 43,782	$ 70,111	$ 61,223	$ 198,447
Cost of Revenues	11,957	2,000	49,033	14,000	93,163
Gross Profit	19,312	41,782	21,078	47,223	105,284
Expenses:
General and administrative-
Payroll expenses	19,864	-	56,821	-	56,821
Professional fees	1,500	-	11,700	-	11,700
Officer compensation	6,000	10,000	18,000	22,000	38,000
Consulting	6,000	-	18,000	-	40,000
Other	4,343	588	11,518	588	22,757
Legal - Organization costs	-	-	-	-	855
Depreciation	176	-	528	-	528
Rent	835	1,500	1,657	4,500	8,150
Total operating expenses	38,718	12,088	118,224	27,088	178,811
Loss from Operations	(19,406)	29,694	(97,146)	20,135	(73,527)
Other (Income) Expense
Foreign currency transaction loss	537	-	1,673	-	1,673
Total Other (Income) Expense	537	-	1,673	-	1,673
Provision (Benefit) for Income Taxes	1,772	4,454	(124)	3,020	6,077
Net Income (Loss)	$ (21,715)	$ 25,240	$ (98,695)	$ 17,115	$ (81,277)
Net Income (Loss) Per Common Share:
Net income (loss) per common share - Basic and Diluted	$ (0.01)	$ -	$ (0.02)	$ -
Weighted Average Number of Common Shares Outstanding - Basic and Diluted
	3,980,000	-	3,980,000	-
The accompanying notes to financial statements are an integral part of these statements.

LIBERTY VISION, INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION (SEPTEMBER 29, 2009) THROUGH NOVEMBER 30, 2011 (Unaudited)
				Deficit Accumulated During the Development Stage

			Additional Paid-in Capital
	Common stock
Description	Shares	Amount			Total

Balance - September 29, 2009	-	$ -	$ -	$ -	$ -

Net income for the period	-	-	-	1,473	1,473

Balance - February 28, 2010	-	-	-	1,473	1,473

Common stock issued for cash at $0.001 per share	2,700,000	2,700	-	-	2,700

Common stock issued for debt at $0.05 per share	1,280,000	1,280	62,720	-	64,000

Net income for the year	-	-	-	15,945	15,945

Balance - February 28, 2011	3,980,000	$ 3,980	$ 62,720	$ 17,418	$ 84,118

Net income (loss) for the period	-	-	-	(98,695)	(98,695)

Balance - November 30, 2011	3,980,000	$ 3,980	$ 62,720	$ (81,277)	$ (14,577)

The accompanying notes to financial statements are an integral part of this statement.

LIBERTY VISION, INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			Cumulative
	Nine Months Ended November 30, 2011	Nine Months Ended November 30, 2010	From Inception
			(September 29, 2009)
			Through November 30,
			2011

Operating Activities:
Net Income (Loss)	$ (98,695)	$ 17,115	$ (81,277)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	528	-	528
Stock for services	-	-	64,000
Changes in Current Assets and Liabilities-
Accounts receivable	(7,517)	(61,223)	(20,177)
Prepaid expenses	(3,656)	-	(3,656)
Income tax receivable	(124)	-	(124)
Accounts payable and accrued liabilities	7,055	19,500	14,536
Accounts payable - related party	36,000	22,000	36,000
Payroll taxes payable	(136)	3,020	2,907
Income taxes payable	(6,201)	-	-

Net Cash Provided by Operating Activities	(72,746)	412	12,737

Investing Activities:
Purchases of property and equipment	-	-	(3,518)

Net Cash (Used in) Investing Activities	-	-	(3,518)

Financing Activities:
Proceeds from issuance of common stock	-	-	2,700

Net Cash Provided by Financing Activities	-	-	2,700

Net Increase (Decrease) in Cash	(72,746)	412	11,919

Cash - Beginning of Period	84,665	-	-

Cash - End of Period	$ 11,919	$ 412	$ 11,919

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -

Income taxes	$ 6,366	$ -

The accompanying notes to financial statements are an integral part of this statement.

LIBERTY VISION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOVEMBER 30, 2011 AND 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Liberty Vision, Inc. (the “Company”), was incorporated under the laws of the State of Nevada on September 29, 2009 (“Inception”) and is in the development stage. The Company’s business purpose is to provide web development and marketing services for clients in the United States and international markets and generate profits for its shareholders.

During the fifteen-month period from Inception to January 2011 the Company’s operations (sales, marketing and web development) were conducted by the directors of the Company. In January 2011, the Company’s Board of Directors decided to hire full-time employees in order to maintain its expanding operations and allow management to concentrate its efforts on sales and expansion into new markets.

On January 27, 2011, the Company formed a wholly owned subsidiary, Liberty Vision Media, Inc., an Ontario, Canada Corporation (“LVMI”) and hired two full-time designers in Toronto, Canada.  The subsidiary was incorporated to facilitate payroll transactions for the employees.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – unaudited interim financial information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended February 28, 2011 and notes thereto contained in the information as part of the Company’s Registration Statement on Form S-1, which was filed with the Securities and Exchange Commission.

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of November 30, 2011 and 2010, and cumulative from inception.  LVMI is included as of November 30, 2011 and for the period from September 29, 2009 (date of formation) through November 30, 2011.  All intercompany balances and transactions have been eliminated.

Development stage company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  Although the Company has recognized sufficient revenue to cover its operating costs, the Company is still devoting substantially all of its efforts on establishing the business.  All retained earnings accumulated since inceptions have been considered as part of the Company’s development stage activities.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United

States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The Company’s significant estimates include income taxes provision and valuation allowance of deferred tax assets; the fair value of financial instruments; the carrying value and recoverability of long-lived assets, including the values assigned to and estimated useful lives of office equipment; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Fiscal year end

The Company elected February 28 as its fiscal year end date.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents.

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any. At November 30, 2011, there was no allowance for doubtful accounts.

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The Company does not have any off-balance-sheet credit exposure to its customers.

Office equipment

Office equipment is recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of office equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of five (5) years.  Upon sale or retirement of office equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting

Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid rent, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at November 30, 2011; no gains or losses are reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for  the nine months ended November 30, 2011, and 2010 and cumulative since inception.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company generates or plans to generate revenue from the following revenue streams:

Website Development - considered a one-time project, whether a client hires us to develop a brand new website, or develop and implement changes to an existing website. We provide a quote for the duration of the project and may require a 50% deposit before work begins. The projects we have completed to date have had an average duration of 8 weeks from contract to completion. The company recognizes revenue for this revenue stream based on a “completed performance method” in accordance with the guidance in FASB ASC 605-35-50. Our customers do not receive any value from our website development services until a complete website, or modified page, is launched. Under the completed performance method, revenue is recognized when service is delivered and the final act is completed.

 All our revenues for the nine months ended November 30, 2011 and 2010 and cumulative since inception were generated by this revenue stream.

Social and Viral Marketing, Blogging, and Search Engine Optimization Consulting - the contract is signed based on an agreed-upon term of service - e.g., 3 months/6 months/12 months. No upfront fees are required to be paid under this arrangement. The client is billed monthly for the work done during the month. The company recognizes revenue each month upon delivery of the service.

Paid search advertising - the client and Liberty Vision agree on a certain budget to be spent on a certain campaign with a specified duration, or a general budget for a specified period of time. Liberty Vision charges the client a 15% mark-up on the budget. The budget fees and 15% are paid up front on a monthly basis. Landing page development is included in paid search advertising campaigns. The company recognizes revenue each month upon delivery of the service. The unrecognized portion for contracts is charged to deferred revenue and will be recognized in future periods, generally one year.

In case of bundled offerings, the Company recognizes revenue separately for each portion of the bundled package based on the nature of the services provided. For example, if a client requests a website built (one-time project) with paid search advertising (monthly subscription), the Company will recognize revenue from the website development portion of the bundled services when the website is launched and the invoice is submitted to the client and revenues from paid search advertising at the end  of each month during the contract period.

Foreign currency transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions.  Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the reporting currency and the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows upon settlement of the transaction. That increase or decrease in expected reporting currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

All of the Company’s operations are carried out in U.S. Dollars.  LVMI (Canada), its wholly owned subsidiary uses the U.S. Dollar as its reporting currency as well as its functional currency, however from time to time, LVMI, incurs certain expenses in Canadian Dollars. The change in exchange rates between the U.S. Dollar, its reporting and functional currency and the Canadian Dollar, the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows upon settlement of the transaction. That increase or decrease in expected reporting currency cash flows is a foreign currency transaction gain or loss that generally is included in determining net income (loss) for the period in which the exchange rate changes.

The summary of our geographic information is as follows:

	Nine Months Ended November 30, 2011			Nine Months Ended November 30, 2010
	USA	Canada	Total	USA	Canada	Total

Revenues ($)	70,111	-	70,111	61,223	-	61,223
Long-lived assets ($)	-	2,990	2,990	-	-	-

All our sales and receivables were transacted in U.S. Dollars. Not all of our customers are located in the United States.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.

Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding at the reporting date for the nine months ended November 30, 2011 and 2010 and cumulative since inception.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

1.        Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.        Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.        Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.        Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.

The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance that allows companies the option of how to present the components of, and a total, for net income, the components of, and a total, for other comprehensive income, and a total for comprehensive income as either one continuous statement of comprehensive income or in two separate but consecutive statements. There will no longer be the option to present items of other comprehensive income in the statement of stockholders’ equity. The updated accounting guidance is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011 on a retrospective basis. Early application is permitted. Since the updated guidance only requires a change in the placement of information already disclosed in consolidated financial statements, the Company does not expect the adoption to have an impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – OFFICE EQUIPMENT

Office equipment, stated at cost, less accumulated depreciation at November 30, 2011 and February 28, 2010 consisted of the following:

	Estimated Useful Lives (Years)	November 30, 2011	February 28, 2011

Office equipment	5	$3,518	$3,518

		3,518	3,518
Less accumulated depreciation		(528)	(-)

		$2,990	$3,518

Depreciation expense

Depreciation expense for the interim period ended November 30, 2011 and 2010 was $528 and $0, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

Consulting services from President and Chief Financial Officer

The President of the Company provides management consulting services to the Company. During the nine months ended November 30, 2011, management consulting services of $18,000 (November 30, 2010: $18,000) were charged to operations. During the last quarter of fiscal 2011 the Company issued 640,000 restricted shares of common stock in the capital of the Company at a deemed price of $0.05 per share to settle the amount owed to the Company’s President.

At November 30, 2011 the Company owed $18,000 (November 30, 2010: $26,000) to the President of the Company for management consulting services.

The Chief Financial Officer of the Company provides consulting services to the Company. During the nine months ended November 30, 2011, consulting services of $18,000 (November 30, 2010: $18,000) were charged to operations. During the last quarter of fiscal 2011 the Company issued 640,000 restricted shares of common stock in the capital of the Company at a deemed price of $0.05 per share to settle the amount owed to the Company’s Chief Financial Officer.

At November 30, 2011 the Company owed $18,000 (November 30, 2010: $26,000) to the Chief Financial Officer of the Company for consulting services.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common stock

The Company was incorporated on September 29, 2009 and is authorized to issue up to 75,000,000 shares of common stock with $0.001 par value.

On February 5, 2011, the Company sold 2,700,000 shares of common stock at par to the Company Directors for $2,700 in cash.

On February 16, 2011 the Company issued 1,280,000 restricted shares of common stock in the capital of the Company at a deemed price of $0.05 per share to settle the amounts owed to the Company’s President and Chief Financial Officer.

NOTE 6 – INCOME TAX

The provision (benefit) for income taxes for the nine months ended November 30, 2011 and year ended February 28, 2011 were as follows:

	Nine Months Ended November 30, 2011	Year Ended February 28, 2011

Current Tax Provision (Benefit):
Federal
Taxable income (loss)	$ (825)	$ 39,605

Total current tax provision (benefit)	$ (124)	$ 5,941

Deferred Tax Provision:
Federal
Loss carryforwards	$ 825	$ -
Change in valuation allowance	(825)	-

	$ -	$ -

The components of our taxable income for the nine months ended November 30, 2011 and 2010 are as follows:

	Nine Months Ended November 30, 2011	Nine Months Ended November 30, 2010

Revenues (domestic)	$ 70,111	$ 61,223
Cost of revenues:
- Domestic	9,963	14,000
- Foreign	39,070	-
Gross profit	21,078	47,223

Expenses:
Payroll expenses (foreign)	56,821	-
Professional fees (domestic)	11,700	-
Officer compensation (domestic)	18,000	22,000
Other:
- Domestic	11,086	588
- Foreign	432	-
Consulting (domestic)	18,000	-
Depreciation (foreign)	528	-
Rent (domestic)	1,657	4,500
Total operating expenses	118,224	27,088
Income (Loss) from Operations	$ (97,146)	$ (20,135)

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	Nine Months Ended November 30, 2011	Year Ended February 28, 2011

Book income (loss) – pre tax	$ (97,146)	$ 21,886
Book/tax depreciation differences	-	(3,519)
Loss on foreign subsidiary	96,321	21,238

US Federal taxable income (loss)	$ (825)	$ 39,605
Tax (benefit) at 15%	$ (124)	$ 5,941

All revenues for the nine months ended November 30, 2011 and 2010 were generated in the United States. The Company has no unremitted earnings in local international jurisdictions. Our cash balances are maintained in the United States and in Canada.

The Company had deferred income tax assets as of November 30, 2011 and February 28, 2011 as follows:

	November 30, 2011	February 28, 2011

Loss carryforwards	$ -	$ -
Less - Valuation allowance	-	-

Total net deferred tax assets	$ -	$ -

Deferred income taxes are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the statutory tax rates and laws expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the timing of the temporary differences becoming deductible.

The Company recognizes refundable and deferred assets to the extent that management has determined their realization. Management considers, among other available information, scheduled reversals of deferred tax liabilities, projected future taxable income, limitations of availability of net operating loss carry-forwards, and other matters in making this assessment. As of November 30, 2011 and February 28, 2011, the Company had refundable tax assets related to Liberty Vision Inc. of $124 and $Nil respectively.

The Company may be, from time to time, subject to income tax examinations for U.S. federal income taxes, for non-U.S. income taxes and for state and local income taxes. Management believes that any reasonably foreseeable outcomes related to income tax liabilities have been adequately provided for.  However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

The following discussion should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q.

Plan of Operation

We were formed on September 29, 2009 under the laws of the State of Nevada. Liberty Vision, Inc. (the “Company”) is a provider of services that enable individuals and small businesses to establish, maintain and evolve an online presence. We offer a full range of web services, including custom web design, website usability consulting, website maintenance, web analytics implementation, web marketing services, social and viral marketing campaigns and search engine optimization consulting. We target the individual and small business markets by seeking to provide a “one-stop shop” for establishing and maintaining an online presence. Our services can be purchased independently or as bundled offerings, where a customer may purchase more than one of our services with a discount if services are purchased at the same time, targeted to meet the specific needs of our customers.

Simplifying the Internet for Small Businesses. Our goal is to enable small businesses to outsource their web services needs to us. We guide the customer through the necessary steps to establish their online presence, generate traffic to their websites and increase direct consumer interaction. We provide consulting on a wide variety of issues, from selection of domain name registrars and hosting providers, to the most cost-efficient marketing strategies.

We generate revenue from sales of web services made directly to small and medium business customers. We acquire customers through referrals and our primary website, www.LibertyVisionOnline.com, which outlines our service offerings and showcases our portfolio of work.

On January 27, 2011 we have incorporated a wholly owned (ownership interest – 100%) subsidiary Liberty Vision Media, Inc. References in this Report to “Liberty Vision, Inc.” refer to Liberty Vision, Inc. and its subsidiary, on a consolidated basis, unless otherwise indicated or the context otherwise requires.  Our consolidated financial statements for the nine months ended November 30, 2011, and for the period from September 29, 2009 (inception) through November 30, 2011include the accounts of our subsidiary. All significant intercompany balances and transactions have been eliminated on consolidation.

We have commenced our operations during the year ended February 28, 2010. As of November 30, 2011 we have generated $198,447 in revenues and have incurred $178,811 in operating costs since our inception on September 29, 2009. To November 30, 2011 we have relied upon revenues from our operations and sale of our securities in unregistered private placement transactions to fund our operations.

Subsequent to November 30, 2011, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 1,010,000 common shares at $0.05 per share for total proceeds of $50,500 pursuant to this Registration Statement.

We are a development stage company with a limited operating history. Accordingly, for the foreseeable future, we will continue to be dependent on revenues from operations and additional financing in order to maintain our operations and continue with our corporate activities.

Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the year ended February 28, 2011, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

For the nine months ended November 30, 2011 compared to nine months ended November 30, 2010

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of our wholly owned subsidiary Liberty Vision Media Inc. All significant intercompany balances and transactions have been eliminated on consolidation.

Revenue

We generate revenue from sales of website development services. Our gross revenue from web development services for the nine months ended November 30, 2011, was $70,111, compared to $61,223 for the same period in our fiscal 2011.  Our cost of revenues for the same period ended November 30, 2011, was $49,033 (November 30, 2010: $14,000) resulting in a gross profit of $21,078 (November 30, 2010: $47,223). The increase in revenues during the nine months of our fiscal 2011 was attributable to the increase in complexity of the web development projects and, therefore, billable time incurred during this period. The increase in time spent on web development during the nine months ended November 30, 2011 resulted in the increased cost of revenues that include web designers’ salaries. As a result we had a loss from operations of $98,695 during the nine months ended November 30, 2011 compared to the income of $17,115 during the period ended November 30, 2010.

Operating Costs and Expenses

The major components of our expenses for the nine months ended November 30, 2011 and 2010 are outlined in the table below:

	Nine Months Ended November 30, 2011	Nine Months Ended November 30, 2010	Increase (Decrease) %

Payroll expenses	$ 56,821	$ -	100
Professional fees	11,700	-	100
Officer compensation	18,000	22,000	(18.18)
Consulting	18,000	-	100
Other	11,518	588	1,859
Depreciation	528	-	100
Rent	1,657	4,500	(63.18)

	$ 118,224	$ 27,088

The increase in our operating costs for the nine months ended November 30, 2011, compared to the same period in our fiscal 2011, was due to the increase in our corporate activities, increase in expenses related to implementation of our business plan and increase in professional fees associated with our reporting obligations under the Securities Exchange Act. During the nine months ended November 30, 2011 we had two full-time employees compared to none in the same period in fiscal 2011, therefore our payroll expenses were increased by $56,821. We incurred $11,700 (November 30, 2010: $Nil) in professional fees during the nine months of our fiscal 2011. These fees consisted of accounting and audit fees of $7,500 and legal fees of $4,200. The legal fees were incurred by the company in relation to filing of our Registration Statement on the Form S-1.

The President of the Company provides management consulting services to the Company. During the nine months ended November 30, 2011, management consulting services of $18,000 (November 30, 2010: $18,000) were charged to operations. The Chief Financial Officer of the Company provides consulting services to the Company. During the nine months ended November 30, 2011, consulting services of $18,000 (November 30, 2010: $18,000) were charged to operations.

Other expenses represent bank charges, filing fees, office and travel expenses. The increase in these costs was attributable to implementation of our business plan and general corporate activities.

During the nine months ended November 30, 2011, the company incurred a depreciation expense of $528 associated with computer equipment purchased by the company in fiscal 2011. All these increases (see table above) were offset by a decrease in our office rent after the company moved its office to current location.  In addition to operating expenses the company incurred $1,673 in foreign currency transaction loss as of November 30, 2011 (November 30, 2010: $Nil).

Liquidity and Capital Resources

Working Capital	Nine Months Ended November 30, 2011	Year Ended February 28, 2011
Current Assets	$35,876	$97,325
Current Liabilities	$53,443	$16,725
Working Capital	$(17,567)	$80,600

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Nine Months Ended November 30, 2011	Nine Months Ended November 30, 2010
Cash provided by (used in) operating activities	$(72,746)	$412
Cash used in investing activities	$-	$-
Cash provided by financing activities	$-	$-
Net increase (decrease) in cash	$(72,746)	$412

All our revenues for the six months ended November 30, 2011 were generated by the web development revenue stream.

Beside cash received from web development services we received proceeds from the issuance of 2,700,000 shares of common stock at $0.001 per share during the year ended February 28, 2011. No shares were sold during the year ended February 28, 2010 or nine months ended November 30, 2011. We had no other sources of cash inflow during the reporting periods.

We anticipate that for the next 12 months we will be generating cash from the same revenue stream. We intend to increase our revenues by offering other services to our existing clients, including paid search advertizing, social and viral marketing, blogging, and search engine optimization. These services will provide additional cash inflow for our working capital. There is no guarantee that our clients will sign up for one or more of these services. In this case we will retain website development services and equity financing as our primary sources of financing of our operations.

Cash Flows from Operating Activities

Our cash flows from operating activities represent the most significant source of funding for our operations. The major uses of our operating cash include funding payroll (salaries, bonuses and benefits), general operating expenses (marketing, travel, computer, legal and professional expenses, and office rent) and cost of revenues. Our cash provided by operating activities generally follows the trend in our net revenues and operating results.

Nine Months ended November 30, 2011 and 2010

Our cash used in operating activities of $(72,746) for the nine months ended November 30, 2011 was primarily the result of our net income plus non-cash charges, such as depreciation and amortization. Cash flows resulting from changes in assets and liabilities include an increase in accounts receivable, prepaid expenses, accounts payable and accrued liabilities and amounts due to related party. The increase in accounts receivable was mostly due to the sales completed in the second half of the reporting period in 2011. These receivables were collected subsequent to November 30, 2011. The increase in prepaid expenses was due to a cash advance paid to our full-time employee at the end of November 2011. The increase in accounts payable and accrued liabilities reflected the increase in our general operating expenses incurred during the nine months ended November 30, 2011 that remained unpaid at the end of the reporting period. Other changes in assets and liabilities included a decrease in payroll taxes payable and income taxes payable.

Cash flows resulting from changes in assets and liabilities during the nine months ended November 30, 2010 included an increase in accounts receivable and accounts payable and accrued liabilities, amounts due to related party and payroll taxes payable.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the nine months ended November 30, 2011 and 2010. The only cash used in investing activities since inception was cash that we paid for the purchase of the computer equipment during the year ended February 28, 2011. We paid $3,518 for computer equipment. We may invest in computer equipment and software during our current fiscal year, subject to financing. Depreciation expense will also be affected by the addition of computer equipment to our pool of capital assets.

Cash Flows from Financing Activities

We did not generate any cash from financing activities during the nine months ended November 30, 2011 and 2010.

The Company must raise additional funds or increase revenues from sales in order to fund our continued operations.

We may not be successful in our efforts to raise additional funds or achieve profitable operations. Even if we are able to raise additional funds through the sale of our securities or through the issuance of debt securities, or loans from our directors or financial institutions our cash needs could be greater than anticipated in which case we could be forced to raise additional capital.

At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. These conditions raise substantial doubt as to our ability to continue as a going concern, which may make it more difficult for us to raise additional capital when needed. If we cannot get the needed capital, we may not be able to become profitable and may have to curtail or cease our operations.

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of November 30, 2011, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.        Description

3.1                    Articles of Incorporation (i)

3.2                    Bylaws (i)

31.1                  Section 302 Certification of Chief Executive Officer*

31.2                  Section 302 Certification of Chief Financial Officer *

32.1                  Section 906 Certification of Chief Executive Officer *

32.2                  Section 906 Certification of Chief Financial Officer *

*filed herewith

(i) Incorporated by reference to the Form S-1 registration statement filed on April 12, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 31, 2012

LIBERTY VISION, INC.

By:	/s/ Oleg Gabidulin
Oleg Gabidulin
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Liberty Vision, Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Oleg Gabidulin	President, CEO and Director	January 31, 2012
Oleg Gabidulin
/s/ Vadim Erofeev	Treasurer, CFO, Principal Accounting Officer, Principal Financial Officer and Director	January 31, 2012
Vadim Erofeev /s/ Marina Sherbatenko	Secretary and Director	January 31, 2012
Marina Sherbatenko /s/ Ilia Burakov	Director	January 31, 2012
Ilia Burakov