Form 10-K
period 2012-02-29
LIBERTY VISION, INC.
filed 2012-05-08
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

or

[   ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________________

Commission file number 333-173456

LIBERTY VISION, INC.
( Exact name of registrant as specified in its charter)

Nevada	27-2775885
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

2530 Meridian Parkway, Suite 200, Durham, NC	27713
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (702) 389-4640

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock	Over the Counter
$0.001 par value	Bulletin Board

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act                                                                                                                                                   Yes [   ]   No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the

Act. ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes [ x ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes [ x ]  No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                       Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)               Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter

As of February 29, 2012, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the price at which the common equity was sold, was approximately $50,500. As of May 8, 2012, the registrant had 4,990,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Articles of Incorporation, Bylaws, Subscription Agreement, Consulting Agreements, Debt Settlement Agreements are incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2011.

LIBERTY VISION, INC.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  the uncertainty of profitability based upon our history of losses;
  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
  risks related to our international operations and currency exchange fluctuations; and
  other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, the “Company”, “Liberty Vision” and “LVI” mean Liberty Vision Inc. and its subsidiary, unless otherwise indicated.

Item 1.    BUSINESS

Liberty Vision, Inc. (the “Company”) was formed on September 29, 2009. Liberty Vision, Inc. is a provider of services that enable individuals and small businesses to establish, maintain and evolve an online presence. We offer a full range of web services, including custom web design, website usability consulting, website maintenance, web analytics implementation, web marketing services, social and viral marketing campaigns and search engine optimization consulting. We target the individual and small business markets by seeking to provide a “one-stop shop” for establishing and maintaining an online presence. Our services can be purchased independently or as bundled offerings, where a customer may purchase more than one of our services with a discount if services are purchased at the same time, targeted to meet the specific needs of our customers.

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

On January 27, 2011, the Company formed a wholly owned subsidiary, Liberty Vision Media, Inc., an Ontario, Canada Corporation (“LVMI”). The subsidiary was incorporated to facilitate payroll transactions for the employees.

LVMI uses the U.S. Dollar as its reporting currency as well as its functional currency, however from time to time, LVMI, incurs certain expenses in Canadian Dollars. Our consolidated financial statements include the accounts of our subsidiary. All significant intercompany balances and transactions have been eliminated on consolidation.

In December of 2011, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 1,010,000 common shares at $0.05 per share for total proceeds of $50,500 pursuant to this Registration Statement.

During the year ended February 29, 2012 the Company funded its operations through the issuance of 1,010,000 shares of common stock and revenues from sales of $105,887.

 Our common stock has been quoted on the OTC Bulletin Board since March 22, 2012, under the symbol “LBYV”.

Description of Business

Liberty Vision is a full service web design and online marketing agency. We provide services such as web design and development and online marketing solutions that enable small businesses to build and maintain an effective presence online. To date, we have focused on providing one-off services such as development of a fully functioning website to small business clients. We plan to expand our service offerings to include subscription-based service packages.

Our current services include:

Website Development and Consulting

Website Design Services

We design websites to suit small business needs, whether it’s a fully interactive flash-driven site or a simple informational page. Our custom design service includes the development of a unique website look and layout that is created specifically for our client.

Website Usability Consulting

Through our website usability consulting services, we help our customers ensure that their website is as intuitive and easy to use as possible for their visitors. Areas we consult on include design and layout, information architecture, ease of navigation, functionality, accessibility, content and search engine optimization requirements.

Website Maintenance

Keeping a website up to date is crucial to ensure effective communication with the website visitors and clients of the business. It also improves the website's search engine optimization if the content is being updated on a regular basis.

Web Analytics Implementation

It is essential to know who is coming to a website, where they are coming from, what keywords they are using to find the site, and what they are interested in once they have arrived. Liberty Vision helps with implementation of Google Analytics, a web statistics package that provides all this information.

Web Marketing

Paid Search Advertising

Paid search advertising refers to search engine advertising such as Google AdWords (Yahoo and MSN have similar paid search programs available). Search advertisements are targeted to match key search terms (called keywords) entered on search engines. We help our clients manage their search campaigns by:

•         Selecting targeted keywords and monitoring their effectiveness.

•         Creating relevant ad text that is likely to convert leads into new clients.

•         Structuring and optimizing campaigns for better performance and maximum results.

•         Providing monthly client reporting to communicate the strategies we’ve implemented and recommendations for future improvement.

•         Developing and researching possible new avenues of online marketing to build the new client base.

Online Marketing Review

We provide feedback and recommendations on how to improve areas such as: website design and layout, information architecture, ease of navigation, functionality, accessibility, content and search engine optimization requirements.

Landing Page Development

There are times when an advertising campaign needs to send users to a specific 'landing page' on a website as opposed to the homepage or another general site page. We assist with landing page development which is a must have for any sort of paid search advertising.

Blogging

A blog is an efficient way to improve search engine optimization while encouraging repeat visitors and increasing visitor retention. We can implement a customized blog that blends seamlessly into the design of an existing website.

Social & Viral Marketing

Social and Viral Marketing Campaigns

We help companies to create innovative, interactive online campaigns that build brand awareness.

Social Media Consulting

We provide consulting services on social media outlet management, such as corporate Facebook pages and Twitter account updates.

Custom Facebook Page Design

We help ensure that the company’s presence on Facebook reflects the look and feel of the company's brand and website.

Twitter

Maintaining and managing an active and effective Twitter account requires regular attention. Our twitter management services include: monitoring the account and Twitter in general, responding to specific comments from followers, responding to general comments related to our client’s business and adding new followers.

Search Engine Optimization (SEO) Consulting

Keyword Strategy

Proper keyword selection is the foundation of any good search engine effort. We run predictive queries to determine the level of search traffic and go after terms that have sufficient search volume. Potential for conversion is evaluated against the level of search traffic. Our goal is to get the site high quality traffic, not just quantity. We evaluate the competitiveness of the keywords to be targeted. The level of competitiveness of our client’s keywords helps us to evaluate which In-page and Off- page strategies that will be necessary to get results.

In-page Strategy

We review the website to implement changes that are required for the site to rank well for the terms identified in the Keyword Strategy. We examine what impediments are preventing search engine spiders from crawling the site and how they can be rectified.

Content Strategy / Authority Building:

Quality content is one of the fundamental keys to attracting relevant quality links from other sites, and therefore in securing superior search engine rankings. Quality content is the only strategy condoned by Google, Yahoo, and Bing.

With the advent of Universal Search, many types of content now exist, and provide opportunities to rank. Some opportunities are:

a. textual content

b. images/picture

c. videos

d. user ratings and reviews

e. widgets and calculators

f. user generated content

g. press releases/news

h. location on a map (Google Local)

When done properly, content is not only distinctive, but can position the author as an authority in his/her space. Being viewed as an authority has many advantages, including the attraction of many more opportunities related to quality relevant links.

Competition

Competition in the web development and online advertising industry is intense and highly fragmented. Our competition is any company that provides one or more of our company’s core service offerings. Our competition includes Advertising Firms, Public Relations Companies, Web Design Companies, Graphic Design Companies, and Search Engine Optimization Firms.  Our competitors range in size from small, local independent firms and individuals to very large conglomerates. Such fragmentation can mean that a small business owner can employ more than one web services provider to get a needed mix of web design and online marketing services for their desired budget. The web services industry is always evolving with thousands of new competitors entering the market every year. It is becoming very difficult for companies to distinguish themselves in the market and gain new customers.

In addition to competitors, many businesses are deciding to design their own websites and execute online advertising campaigns themselves, reducing the number of potential customers. There are a large number of companies that provide website templates that a business can purchase and change easily, without the need to hire a web development company. While basic coding knowledge is needed to effectively customize a template to fit an individual business’s needs, many new businesses are choosing to use an existing template versus paying for a new website design.

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

We do not own, either legally or beneficially, any patents or trademarks.

Research and Development Activities

Other than time spent researching our proposed business we have not spent any funds on research and development activities to date. We do not currently plan to spend any funds on research and development activities in the future.

Compliance with Environmental Laws

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business.

Employees

We have five full-time employees, beside our officers and directors, as of the date of this report.  Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth. We have no intention of hiring additional employees until our revenue from operations will be sufficient enough to cover costs of this expansion.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. RISK FACTORS

We face intense competition in our industry. If we are unable to compete successfully, our business will be seriously harmed.

The market for our web development and marketing services is highly competitive and has relatively low barriers to entry. Our competitors vary in size and in the variety of services they offer. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and an established client base. These competitors may be able to adapt more quickly to new or emerging web design technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sales of their services than we can. If we fail to compete successfully against our competitors, our revenue could decline and our business could be harmed.

The requirements of being a public company may strain our resources and distract our management.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and requirements of the Sarbanes-Oxley Act of 2002, as amended, or SOX. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The SOX requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.  Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business and results of operations.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

Our business relies on our ability to attract new customers. If we are unable to attract new customers, our business will fail.

Our future growth is dependent on our ability to attract new customers and our ability to sell additional services to our existing customers. We rely on online marketing and referrals from existing customers and other business associates to attract new customers. We also rely on selling additional services to our new or existing clients, such as search engine optimization and web marketing services, for additional revenue. If we are unable to attract new customers or sell additional services to our existing customers, our revenue will likely decline and our business will fail.

Our operating results could be impaired if we become subject to burdensome government regulation and legal uncertainties.

We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally.  However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, relating to user privacy, content and copyrights.

The adoption of any additional laws or regulations may decrease the expansion of the Internet.  A decline in the growth of the Internet could decrease demand for our services and increase our cost of doing business.  Our business, financial condition and results of operations could be seriously harmed by any new legislation or regulation.

We lack an operating history. There is no assurance our future operations will result in profitable revenues.  If we cannot generate sufficient revenues to operate profitably, our business will fail.

We were incorporated on September 29, 2009. During the year ended February 29, 2012 we generated $105,887 (February 28, 2011: $104,336) in revenues and incurred $169,431 (February 28, 2011: $46,320) in operating expenses resulting in the net loss of $(133,346) in 2012 and the net income of 15,945 in 2011.  As of February 29, 2011, we had accumulated deficit of $(115,928).

We have a limited operating history upon which an evaluation of our future success or failure can be made.  Based upon current plans, we expect to continue generating revenues. However our revenues may not be sufficient to cover our operating costs.  We cannot guarantee that we will be successful in generating significant revenues in the future.  Failure to achieve a sustainable sales level will cause us to go out of business.

We depend on key personnel.

 Our future  success  will  depend  in  part  on the  continued  service  of key personnel,  particularly, Oleg Gabidulin, our  President and Director, Marina Sherbatenko, our Secretary and Treasurer, Vadim Erofeev, our Treasurer, Chief Financial Officer and Director, and Ilia Burakov, our Director.  We have entered into consulting agreements with Oleg Gabidulin, our President, and Vadim Erofeev, our Chief Financial Officer, on September 30, 2010. Either party can terminate these contracts with a sixty (60) day advance written notice. We have not entered into consulting or employment agreements with Mrs. Sherbatenko and Mr. Burakov. If any of our directors and officers will choose to leave the company, we will face significant difficulties in attracting potential candidates for replacement of our key personnel due to our limited financial resources and operating history. In addition, the loss of any key employees or the inability to attract or retain qualified personnel could delay our plan of operations and harm our ability to provide services to our current customers and harm the market’s perception of us.

Our officers, directors, consultants and advisors are involved in other businesses and not obligated to commit their time and attention exclusively to our business and therefore they may encounter conflicts of interest with respect to the allocation of time and business opportunities between our operations and those of other businesses.

Our directors are currently involved in other businesses and not obligated to commit their time and attention exclusively to our business and, accordingly, they may encounter conflicts of interest in allocating their own time, or any business opportunities which they may encounter, between our operations and those of other businesses.

Currently, Oleg Gabidulin, our President, and Director, Vadim Erofeev our Treasurer, Chief Financial Officer and Director, Marina Sherbatenko our Secretary and Treasurer and Ilia Burakov, our Director each commit between 10 to 25 hours per week of their time to our business in their capacities as officers and directors. Nevertheless, if the execution of our business plan demands more time than is currently committed by any of our officers, directors, consultants or advisors, they will be under no obligation to commit such additional time, and their failure to do so may adversely affect our ability to carry on our business and successfully execute our business plan.

Additionally, all of our officers and directors, in the course of their other business activities, may become aware of investment, business or information which may be appropriate for presentation to us as well as to other entities to which they owe a fiduciary duty. They may also in the future become affiliated with entities that are engaged in business or other activities similar to those we intend to conduct. As a result, they may have conflicts of interest in determining to which entity particular opportunities or information should be presented. If, as a result of such conflict, we are deprived of investment, business or information, the execution of our business plan and our ability to effectively compete in the marketplace may be adversely affected. If we become aware of such conflict of interests we will take an immediate action to resolve it. Each conflict of interest will be handled by the company based on the nature of the conflict and an individual involved in it.

Because our management has limited experience running a website development and online marketing company, our business has a higher risk of failure.

Our Directors have limited experience running a business that provides website development and online marketing services. As a result, we may not be able to recognize and take advantage of opportunities without the aid of qualified marketing, sales, and business development consultants. Our Directors’ decisions and choices may not be well thought out and our operations, earnings, and ultimate financial success may suffer irreparable harm as a result.

Holders of our common stock may have limited recourse against us and our directors and executive officers because all of our directors and all of our executive officers reside outside the United States.

All of our directors and all of our executive officers reside outside the United States. The assets of all of our directors and executive officers are located outside the United States. As a result, holders of our common stock may be limited in their ability to effect service of process within the United States upon our directors and executive officers or to enforce in a U.S. court a judgment obtained against our directors and executive officers in jurisdictions outside the United States, including actions under the civil liability provisions of U.S. securities laws. In addition, it may be difficult for holders of our common stock to enforce, in original actions brought in courts in jurisdictions outside the United States, liabilities predicated upon U.S. securities laws.

We do not intend to pay dividends and there will be less ways in which you can make a gain on any investment in Liberty Vision, Inc.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.  To the extent that we might require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of a dividend.  Because we do not intend to declare dividends, any gain on an investment in Liberty Vision, Inc. will need to come through appreciation of the stock’s price.

Because our Directors own 79.76% of our outstanding common stock they could make and control corporate decisions that may be disadvantageous to other minority shareholders.

Our Directors own 79.76% of the outstanding shares of our common stock as of the date of this annual report. Accordingly, they have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets.  They  also have the power to prevent or cause a change in control.  The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

There is limited public (trading) market for our common stock; therefore, our investors may not be able to sell their shares.

Our common stock is quoted on the OTC Bulletin Board under the symbol “LBYV”. We can provide no assurance that any market for our common stock will ever develop.  As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock.

 A trading market may not develop in the future, and if one does develop, it may not be sustained.  If an active trading market does develop, the market  price of our  common  stock is  likely to be highly volatile due to, among other  things,  the nature of our business and because we are a new public company with a limited operating  history.  Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders.  The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.  The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

      -   variations in our quarterly operating results;

     -    changes in general economic conditions;

     -    loss of a major customer, partner or joint venture participant; and

     -    the addition or loss of key managerial and collaborative personnel.

The equity markets have, on occasion,  experienced  significant price and volume fluctuations that have affected the market prices for many companies' securities and that  have  often  been  unrelated  to the  operating  performance  of these companies.

Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.  As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

You could be diluted from our future issuance of capital stock and derivative securities.

As of February 29, 2012, we had 4,990,000 shares of common stock outstanding and no shares of preferred stock outstanding.

We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock.  To the extent of such  authorization,  our Board of  Directors  will have the  ability, without seeking stockholder approval, to issue additional shares of common stock or  preferred  stock  in the  future  for  such  consideration  as the  Board of Directors may consider  sufficient.  The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

The application of the “Penny Stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.  The Securities and Exchange Commission has adopted Rule 3A51-1, which establishes the definition of a “Penny Stock,” for the purposes relevant to us, as any equity security that has market price of less than $5.00 per share or within an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15G-9 require:

      -   that a broker or dealer approve a person's account for transactions in penny stocks; and

      -   the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and  quantity of the penny stock to be purchased.

 In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      -   obtain financial information and investment experience objectives of the person; and

      -   make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has  sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

     -   sets forth the basis on which the broker or dealer made the suitability determination; and

     -   that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

You may face significant restrictions on the resale of your shares due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

Item 2.        PROPERTIES

We do not hold ownership or leasehold interest in any property and pay our office rent on a monthly basis.

Item 3.        LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4.        MINE SAFETY DISCLOSURES (NOT APPLICABLE)

PART II

Item 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since March 22, 2012, under the symbol “LBYV”.  Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

Holders.

As of February 29, 2012, there were 35 record holders of 4,990,000 shares of the Company's common stock.

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered securities.

There were no sales of unregistered securities during the year ended February 29, 2012.

During the year ended February 28, 2011, we completed an offering of 2,700,000 shares of our common stock at a price of $0.001 per share to our Directors Oleg Gabidulin (1,000,000), Vadim Erofeev (500,000), Marina Sherbatenko (700,000) and Ilia Burakov (500,000) on February 5, 2011.  The total amount received from this Offering was $2,700.  We completed this offering pursuant to Regulation S of the Securities Act. All of our directors and all of our executive officers reside outside the United States.

During our fourth quarter of our fiscal 2011 we issued 640,000 restricted shares of common stock in the capital of the Company at a deemed price of $0.05 per share to settle the amounts owed to the Company’s President and Chief Financial Officer.

The offer and sale of all shares of our common stock listed above were affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Regulation S promulgated under the Securities Act.  The investor acknowledged the following: subscriber is not a United States Person, nor is the subscriber acquiring the shares directly or indirectly for the account or benefit of a United States Person.  None of the funds used by the subscriber to purchase the units have been obtained from United States Persons.  For purposes of the Subscription Agreement, “United States Person” within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means: (i) any natural person resident in the United States; (ii) any partnership or corporation organized or incorporated under the laws of the United States; (iii) any estate of which any executor or administrator is a U.S. person; (iv) any trust of which any trustee is a U.S. person; (v) any agency or branch of a foreign entity located in the United States; (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person;  (vii) any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and (viii) any partnership or corporation if organized under the laws of any foreign jurisdiction, and formed by a U.S. person principally for the purpose of investing in securities not registered under the Securities Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended February 29, 2012 and February 28, 2011.

Item 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Results of Operations

For the year ended February 29, 2012 compared to the year ended February 28, 2011

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of our wholly owned subsidiary Liberty Vision Media Inc. All significant intercompany balances and transactions have been eliminated on consolidation.

Revenue

We generate revenue from sales of website development services. Our gross revenue from web development services for the year ended February 29, 2012, was $105,887, compared to $104,336 for the year ended February 28, 2011.  Our cost of revenues for the year ended February 29, 2012, was $66,112 (February 28, 2011: $36,130) resulting in a gross profit of $39,775 (February 28, 2011: $68,206). Our cost of revenues for the year ended February 29, 2012 was affected by the increase in web designers’ salaries. The increase in time spent on web development during the year ended February 29, 2012 was due to the increase in complexity of the web development projects. As a result we had a net loss from operations of $(133,346) for the year ended February 29, 2012 compared to the net income of $15,945 for the year ended February 28, 2011.

Operating Costs and Expenses

The major components of our expenses for the years ended February 29, 2012 and February 28, 2011 are outlined in the table below:

	Year Ended February 29, 2012	Year Ended February 28, 2011	Increase (Decrease) %

Payroll expenses	$ 84,777	$ -	N/A
Professional fees	14,963	-	N/A
Officer compensation	24,000	20,000	20
Consulting	24,000	14,000	71.43
Other	19,131	5,467	350
Legal – Organization costs	-	360	N/A
Depreciation	703	-	N/A
Rent	1,857	6,493	(71.40)
	$ 169,431	$ 46,320

The increase in our operating costs for the year ended February 29, 2012, compared to our fiscal 2011, was due to the increase in our corporate activities, increase in expenses related to implementation of our business plan and increase in professional fees associated with our reporting obligations under the Securities Exchange Act. During the year ended February 29, 2012 we hired five full-time employees compared to none in our fiscal 2011, therefore our payroll expenses were increased by $84,777. We incurred $14,963 (February 28, 2011: $Nil) in professional fees during the year ended February 29, 2012. These fees consisted of accounting and audit fees of $9,000, legal fees of $4,200 and transfer agent fees of $1,763. The legal fees were incurred by the company in relation to filing of our Registration Statement on the Form S-1.

The President of the Company provides management consulting services to the Company. During the year ended February 29, 2012, management consulting services of $24,000 (February 28, 2011: $24,000) were charged to operations. During the last quarter of fiscal 2011 the Company issued 640,000 restricted shares of common stock in the capital of the Company at a deemed price of $0.05 per share to settle the amount owed to the Company’s President. At February 29, 2012 the Company owed $24,000 (February 28, 2011: $Nil) to the President of the Company for management consulting services.

The Chief Financial Officer of the Company provides consulting services to the Company. During the year ended February 29, 2012, consulting services of $24,000 (February 28, 2011: $Nil) were charged to operations. During the last quarter of fiscal 2011 the Company issued 640,000 restricted shares of common stock in the capital of the Company at a deemed price of $0.05 per share to settle the amount owed to the Company’s Chief Financial Officer. At February 29, 2012 the Company owed $24,000 (February 28, 2011: $Nil) to the Chief Financial Officer of the Company for consulting services.

Other expenses represent bank charges, filing fees, office and travel expenses. The increase in these costs was attributable to implementation of our business plan and general corporate activities.

During the year ended February 29, 2012, the company incurred a depreciation expense of $703 associated with computer equipment purchased by the company in fiscal 2011. All these increases (see table above) were offset by a decrease in our office rent after the company moved its office to current location.  In addition to operating expenses the company incurred $2,166 in foreign currency transaction loss as of February 29, 2012 (February 28, 2011: $Nil).

Liquidity and Capital Resources

Working Capital	Year Ended February 29, 2012	Year Ended February 28, 2011
Current Assets	$59,956	$97,325
Current Liabilities	$61,499	$16,725
Working Capital	$(1,543)	$80,600

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Year Ended February 29, 2012	Year Ended February 28, 2011
Cash provided by (used in) operating activities	$(86,084)	$85,483
Cash used in investing activities	$-	$(3,518)
Cash provided by financing activities	$50,500	$2,700
Net increase (decrease) in cash	$(35,584)	$84,664

All our revenues for the years ended February 29, 2012 and February 28, 2011 were generated by the web development revenue stream.

Beside cash received from web development services in 2012 and 2011we received proceeds from the issuance of 1,010,000 shares of common stock at $0.05 per share during the year ended February 29, 2012. During the year ended February 28, 2011 we issued 2,700,000 shares of common stock at $0.001 per share. We had no other sources of cash inflow during the reporting periods.

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

Our cash used in operating activities of $(86,084) for the year ended February 29, 2012 was primarily the result of our net loss plus non-cash charges, such as depreciation and amortization. Cash flows resulting from changes in assets and liabilities include a decrease in accounts receivable, accounts payable and income taxes payable and the increase in prepaid expenses and amounts due to related party and payroll taxes payable. The increase in prepaid expenses was due to a cash advance paid to a credit for an employer portion of payroll taxes paid during 2011 calendar year and prepayment of a transfer agent fees. The increase in amounts due to related party represent the increase in accrued management and consulting fees provided by our President and Chief Financial Officer during the year.

Cash flows resulting from changes in assets and liabilities during the year ended February 28, 2011 included the decrease in accounts receivable and accounts payable and accrued liabilities and the increase in payroll taxes and income taxes payable.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the year ended February 29, 2012. The only cash used in investing activities was cash that we paid for the purchase of the computer equipment during the year ended February 28, 2011. We paid $3,518 for computer equipment. We may invest in computer equipment and software during our current fiscal year, subject to financing. Depreciation expense will also be affected by the addition of computer equipment to our pool of capital assets.

Cash Flows from Financing Activities

The only cash flow from investing activities was cash received from the sale of our common shares as follows:

a)       During the year ended February 29, 2012 the Company sold 1,010,000 common shares at $0.05 per share for total proceeds of $50,500.

b)       During the year ended February 28, 2011, the Company sold 2,700,000 shares of common stock at par to the Company Directors for $2,700 in cash.

Future Financings

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIBERTY VISION, INC.

FEBRUARY 29, 2012 AND

FEBRUARY 28, 2011

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Liberty Vision, Inc.

Durham, North Carolina

I have audited the accompanying consolidated balance sheets of Liberty Vision, Inc. (a development stage company) as of February 29, 2012 and February 28, 2011 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from September 29, 2009 (inception) through February 29, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Vision, Inc. as of February 29, 2012 and February 28, 2011, and the consolidated results of its operations and its cash flows for the years then ended, and for the period from September 29, 2009 (inception) through February 29, 2012 in conformity with accounting principles generally accepted in the United States of America.

Aurora, Colorado                                                                                                                                 /s/Ronald R. Chadwick, P.C.

April 30, 2012                                                                                                                                        RONALD R. CHADWICK, P.C.

LIBERTY VISION, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	February 29,	February 28,
	2012	2011
Current Assets:
Cash	$ 49,081	$ 84,665
Accounts receivable	9,251	12,660
Prepaid expenses	1,624	-
Total current assets	59,956	97,325
Computer equipment, net	2,815	3,518
Total Assets	$ 62,771	$ 100,843

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$ 6,965	$ 7,481
Accounts payable - related party	48,000	-
Payroll taxes payable	5,010	3,043
Income taxes payable	1,524	6,201
Total current liabilities	61,499	16,725
Total Liabilities	61,499	16,725

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized;
4,990,000 (2012) and 3,980,000 (2011) shares issued and outstanding	4,990	3,980
Additional paid-in capital	112,210	62,720
Accumulated deficit	(115,928)	17,418
Total stockholders' equity (deficit)	1,272	84,118
Total Liabilities and Stockholder's Equity (Deficit)	$ 62,771	$ 100,843

See accompanying notes to the consolidated financial statements

F-2

LIBERTY VISION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	February 29,	February 28,
	2012	2011

Revenues, net	$ 105,887	$ 104,336
Cost of Revenues	66,112	36,130
Gross Profit	39,775	68,206

Operating Expenses:
General and administrative-
Payroll expenses	84,777	-
Professional fees	14,963	-
Officer compensation	24,000	20,000
Consulting	24,000	14,000
Other	19,131	5,467
Legal - Organization costs	-	360
Depreciation	703	-
Rent	1,857	6,493
Total operating expenses	169,431	46,320

Loss from Operations	(129,656)	21,886
Other (Income) Expense
Foreign currency transaction loss	2,166	-
Total Other (Income) Expense	2,166	-
Provision (Benefit) for Income Taxes	1,524	5,941
Net Income (Loss)	$ (133,346)	$ 15,945
Net Income (Loss) Per Common Share:
Net income (loss) per common share - Basic and Diluted	$ (0.03)	$ 0.08

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	4,141,896	212,219

See accompanying notes to the consolidated financial statements

F-3

LIBERTY VISION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 29, 2009)
THROUGH FEBRUARY 29, 2012

			Additional
	Common stock		Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance - September 29, 2009	-	$ -	$ -	$ -	$ -
Net income for the period	-	-	-	1,473	1,473
Balance - February 28, 2010	-	-	-	1,473	1,473

Common stock issued for cash at $0.001 per share	2,700,000	2,700	-	-	2,700
Common stock issued for debt at $0.05 per share	1,280,000	1,280	62,720	-	64,000
Net income for the year	-	-	-	15,945	15,945
Balance - February 28, 2011	3,980,000	3,980	62,720	17,418	84,118

Common stock issued for cash at $0.05 per share	1,010,000	1,010	49,490	-	50,500
Net loss for the year	-	-	-	(133,346)	(133,346)
Balance - February 29, 2012	4,990,000	$ 4,990	$ 112,210	$ (115,928)	$ 1,272

See accompanying notes to the consolidated financial statements

F-4

LIBERTY VISION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	February 29,	February 28,
	2012	2011

Cash Flows from Operating Activities:
Net Income (Loss)	$ (133,346)	$ 15,945
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	703	-
Stock for services	-	64,000
Changes in Current Assets and Liabilities-
Accounts receivable	3,409	11,340
Prepaid expenses	(1,624)	-
Accounts payable and accrued liabilities	(516)	(14,786)
Accounts payable - related party	48,000	-
Payroll taxes payable	1,967	3,043
Income taxes payable	(4,677)	5,941
Net Cash Provided by (Used in )Operating Activities	(86,084)	85,483

Cash Flows from Investing Activities:
Purchases of property and equipment	-	(3,518)
Net Cash Used in Investing Activities	-	(3,518)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	50,500	2,700
Net Cash Provided by Financing Activities	50,500	2,700

Net Increase (Decrease) In Cash	(35,584)	84,665
Cash - Beginning of Period	84,665	-
Cash - End of Period	$ 49,081	$ 84,665

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ 6,366	$ -

See accompanying notes to the consolidated financial statements

F-5

LIBERTY VISION, INC.

FEBRUARY 29, 2012 AND

FEBRUARY 28, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

Liberty Vision, Inc. (the “Company”), was incorporated under the laws of the State of Nevada on September 29, 2009 (“Inception”). The Company’s business purpose is to provide web development and marketing services for clients in the United States and international markets. On January 27, 2011, the Company formed a wholly owned subsidiary, Liberty Vision Media, Inc., an Ontario, Canada Corporation (“LVMI”) and hired two full-time designers in Toronto, Canada.  The subsidiary was incorporated to facilitate payroll transactions for the employees.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The accompanying consolidated financial statements include all of the accounts of the Company as of February 29, 2012 and February 28, 2011, and for the year ended February 29, 2012, and February 28, 2011 and for the period from September 29, 2009 (inception) through February 29, 2012.  LVMI is included as of February 29, 2012, February 28, 2011, and for the period from September 29, 2009 (date of formation) through February 29, 2012.  All intercompany balances and transactions have been eliminated.

Use of estimates and assumptions

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any. At February 29, 2012 and February 28, 2011 there was no allowance for doubtful accounts.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at February 29, 2012; no gains or losses are reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for  the years ended February 29, 2012, and February 28, 2011.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include office equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, is included in operating expenses in the accompanying consolidated statements of income and comprehensive income (loss).

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

 All our revenues for the years ended February 29, 2012 and February 28, 2011 were generated by this revenue stream.

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

The summary of our geographic information is as follows:

	Year Ended February 29, 2012			Year Ended February 28, 2011
	USA	Canada	Total	USA	Canada	Total

Revenues ($)	105,887	-	105,887	104,336	-	104,336
Long-lived assets ($)	-	2,815	2,815	-	3,518	3,518

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding at the reporting date for the years ended February 29, 2012 and February 28, 2011.

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

Recently issued accounting pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•         An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•         In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•         Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

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

NOTE 3 – OFFICE EQUIPMENT

Office equipment, stated at cost, less accumulated depreciation at February 29, 2012 and February 28, 2011 consisted of the following:

	Estimated Useful Lives (Years)	February 29, 2012	February 28, 2011

Office equipment	5	$3,518	$3,518
		3,518	3,518
Less accumulated depreciation		(703)	(-)
		$2,815	$3,518

Depreciation expense

Depreciation expense for the years ended February 29, 2012 and February 28, 2011 was $703 and $0, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

Consulting services from President and Chief Financial Officer

The President of the Company provides management consulting services to the Company. During the year ended February 29, 2012, management consulting services of $24,000 (February 28, 2011: $24,000) were charged to operations. During the last quarter of fiscal 2011 the Company issued 640,000 restricted shares of common stock in the capital of the Company at a deemed price of $0.05 per share to settle the amount owed to the Company’s President. At February 29, 2012 the Company owed $24,000 (February 28, 2011: $Nil) to the President of the Company for management consulting services.

The Chief Financial Officer of the Company provides consulting services to the Company. During the year ended February 29, 2012, consulting services of $24,000 (February 28, 2011: $Nil) were charged to operations. During the last quarter of fiscal 2011 the Company issued 640,000 restricted shares of common stock in the capital of the Company at a deemed price of $0.05 per share to settle the amount owed to the Company’s Chief Financial Officer. At February 29, 2012 the Company owed $24,000 (February 28, 2011: $Nil) to the Chief Financial Officer of the Company for consulting services.

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

During the year ended February 29, 2012 the Company sold 1,010,000 common shares at $0.05 per share for total proceeds of $50,500.

NOTE 6 – INCOME TAX

The provision (benefit) for income taxes for the years ended February 29, 2012 and February 28, 2011 were as follows:

	Year Ended February 29, 2012	Year Ended February 28, 2011
Current Tax Provision (Benefit):
Federal
Taxable income (loss)	$ 13,789	$ 39,605
Total current tax provision (benefit)	$ 2,068	$ 5,941
Deferred Tax Provision:
Federal
Loss carryforwards	$ -	$ -
Change in valuation allowance	-	-
	$ -	$ -

The components of our taxable income for the years ended February 29, 2012 and February 28, 2011 are as follows:

	Year Ended February 29, 2011	Year Ended February 28, 2011

Revenues (domestic)	$ 105,887	$ 104,336
Cost of revenues:
- Domestic	12,342	15,955
- Foreign	53,770	20,175
Gross profit	39,775	68,206

Expenses:
Payroll expenses (foreign)	84,777	-
Professional fees (domestic)	14,963	-
Officer compensation (domestic)	24,000	20,000
Other:
- Domestic	18,565	4,764
- Foreign	2,732	703
Consulting (domestic)	24,000	14,000
Legal – Organization costs (foreign)	-	360
Depreciation (foreign)	703	-
Rent (domestic)	1,857	6,493
Total operating expenses	171,597	46,320
Income (Loss) from Operations	$ (131,822)	$ (21,886)

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	Year Ended February 29, 2012	Year Ended February 28, 2011

Book income (loss) – pre tax	$ (131,822)	$ 21,886
Book/tax depreciation differences	703	(3,519)
Loss on foreign subsidiary	141,822	21,238

US Federal taxable income (loss)	$ 10,161	$ 39,605
Tax (benefit) at 15%	$ 1,524	$ 5,941

All revenues for the years ended February 29, 2012 and February 28, 2011 were generated in the United States. The Company has no unremitted earnings in local international jurisdictions. Our cash balances are maintained in the United States and in Canada.

The Company had deferred income tax assets as of February 29, 2012 and February 28, 2011 as follows:

	February 29, 2012	February 28, 2011

Loss carryforwards	$ -	$ -
Less - Valuation allowance	-	-

Total net deferred tax assets	$ -	$ -

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

The Company recognizes refundable and deferred assets to the extent that management has determined their realization. Management considers, among other available information, scheduled reversals of deferred tax liabilities, projected future taxable income, limitations of availability of net operating loss carry-forwards, and other matters in making this assessment. As of February 29, 2012 and February 28, 2011, the Company had refundable tax assets related to Liberty Vision Inc. of $Nil.

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

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2012 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Position
Oleg Gabidulin	President, Chief Executive Officer, and Director
Vadim Erofeev	Chief Financial Officer, Treasurer and Director
Marina Sherbatenko	Secretary and Director
Ilia Burakov	Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. At the present time, members of the board of directors are not compensated for their services to the board.

Biographical Information Regarding Officers and Directors

Oleg Gabidulin. Mr. O. Gabidulin earned his Information Systems and Technology engineering degree from Moscow Technical University of Communications and Informatics (MTUCI). For the past eleven years he has worked as a freelance computer programmer and designer on a contract basis. Mr. Gabidulin has extensive project management experience in software and web development, having lead full lifecycle launches of projects, authored product requirements and specifications, and lead and project managed a team in development of these products.

Vadim Erofeev. Mr. V. Erofeev holds a Master of Engineering in Logistics degree and has more than twenty years of experience in the field of logistics and supply chain management.  For the past seven years, Mr. Erofeev has operated his own logistics and freight management company “Erofeev Logistics Inc.” Mr. Erofeev is experienced at handling all aspects of business operations, including sales and marketing, strategic and financial business planning, contract negotiation and customer service. As a sole proprietor, he has developed valuable decision-making and project management skills.

Marina Sherbatenko.  Mrs. M. Sherbatenko holds degree in Information Management. Throughout her career she had worked as an Engineer of Automation and Control Systems, and for the past six years has been employed by “Arbis Soft”, where she is involved in consulting, project management, technical support, automation software design and development. Mrs. Sherbatenko has lead small teams on various projects and played the role of mentor and architect for the team. She has collaborated with product managers, designers and software engineers to ensure design vision is maintained, final markup is standards compliant, and UI deliverables are completed on time. Mrs. Sherbatenko can handle multiple project requirements and identify new technologies that improve product development and the user experience.

Ilia Burakov. Mr. I. Burakov studied computer science and is currently employed by “Atapy Software”, a company that specializes in contract programming in the fields of OCR/ICR, document imaging/management and data capture as a software developer. Mr. Burakov has extensive experience with software programming and web programming tools such as MySQL, Flash, HTML5, Java, CSS, JSP and Adobe Suite. He has a good understanding of the full lifecycle of web and software product development and contributes most to complex data-intensive projects, as well as search engine optimization and building multi-platform products.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code by the end of the current fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Oleg Gabidulin Vadim Erofeev Marina Sherbatenko Ilia Burakov	1(1) 1(1) 1(1) 1(1)	1 1 1 1	Nil Nil Nil Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

Item 11:  EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2012 and 2011 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
							Non-quali-
						Non-Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)*	($)	($)	($)	(S)	($)	($)**	($)
Oleg Gabidulin	2012	0	0	0	0	0	0	24,000	24,000
President, CEO	2011	10,000	0	0	0	0	0	14,000	24,000

Vadim Erofeev, CFO,	2012	0	0	0	0	0	0	24,000	24,000
Treasurer,	2011	10,000	0	0	0	0	0	14,000(a)	24,000

Marina Sherbatenko	2012	0	0	0	0	0	0	0	0
Secretary	2011	0	0	0	0	0	0	0	0

* -   The company's president and chief financial officer provided consulting services to the company as per Consulting Agreements with the company at $2,000 per month during the year ended February 29, 2012 and the period from October 1, 2010 to February 28, 2011. These services, totaling $48,000 (February 28, 2011: $20,000), were reported as officer compensation expense of $24,000 (February 28, 2011: $20,000) and consulting fees of $24,000 (February 28, 2011: $14,000) on our statement of operations.  These services include: implementing new business opportunities, overseeing daily operations; identifying new customers, corresponding with customers, vendors, business partners, professional firms and regulatory authorities; monitoring the company’s reporting and compliance activities.

** -  The company's president and chief financial officer provided consulting services to the company as per unwritten arrangement with the company at $2,000 per month during the period from November 1, 2009 to September 30, 2010. These services included: overseeing daily operations; identifying new customers, corresponding with customers, vendors, business partners, professional firms and regulatory authorities; monitoring the company’s reporting and compliance activities, web development and project management.

(a)     – A portion of consulting services of $14,000 attributable to web development and project management provided by Mr. Erofeev was reported as cost of revenues on our statement of operations for the year ended February 28, 2011.

The following table sets forth information with respect to compensation paid by us to our officers during the years ended February 29, 2012 and February 28, 2011 as reported on our statement of operations:

	Year Ended February 29, 2012	Year Ended February 28, 2011

Oleg Gabidulin, President
- Consulting	$ -	$ 14,000
- Officer compensation	24,000	10,000
	$ 24,000	$ 24,000

Vadim Erofeev, CFO
- Consulting	$ 24,000	$ -
- Cost of revenue	-	14,000
- Officer compensation	-	10,000
	$ 24,000	$ 24,000

We have entered into Consulting Agreements with Oleg Gabidulin, our President, and Vadim Erofeev, our Chief Financial Officer, on September 30, 2010. During the period from November 1, 2009 to September 30, 2010, both Mr. Gabidulin and Mr. Erofeev provided consulting services to the company as per unwritten arrangement at $2,000 per month. On February 16, 2011 the Company issued 1,280,000 restricted shares of common stock in the capital of the Company at a deemed price of $0.05 per share to settle the amounts totalling $64,000 owed to the Company’s President and Chief Financial Officer.

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our company or as a result of a change in the responsibilities of an executive following a change in control of our company.

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as director for 2012 and 2011.

Option Exercises and Stock Vested

There were no options exercised or stock vested during the years ended February 29, 2012 and February 28, 2011.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

GRANTS OF PLAN BASED AWARDS

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards						Estimated Payouts Under Equity Incentive Plan Awards
Name		Grant Date		Threshold ($)		Target ($)		Maximum ($)		Threshold (#)		Target (#)		Maximum (#)		All Other Stock Awards; Number of Shares of Stock or Units (#)		All Other Option Awards; Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards
-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	--	-	-	-	-	-	-

There were no other stock based awards under the 2012 and 2011 Stock Incentive Plan.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of February 29, 2012.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Oleg Gabidulin Chief Executive Officer, President	—	—	—	$—	—	—	—	—	—
Vadim Erofeev Chief Financial Officer, Treasurer	—	—	—	$—	—	—	—	—	—

Marina Sherbatenko, Secretary	—	—	—	$—	—	—	—	—	—

Item 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 29, 2012 and as of the date of this Report: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of February 29, 2012, there were 4,990,000 shares of our common stock outstanding:

	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Title of Class	Directors and Officers:	(1)%

Common	Oleg Gabidulin, CEO, President and Director	1,640,000	32.87

Common	Vadim Erofeev, CFO, Treasurer and Director	1,140,000	22.84

Common	Marina Sherbatenko, Secretary and Director	700,000	14.03

Common	Ilia Burakov, Director	500,000	10.02

Common	All executive officers and directors as a group (4 persons)	3,980,000	79.76

(1)     Applicable percentage of ownership is based on 4,990,000 shares of common stock outstanding on February 29, 2012.

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of February 29, 2012, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of February 29, 2012, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting services provided by the President and Chief Financial Officer, accrued as compensation – officers and consulting for the fiscal years ended February 29, 2012 and February 28, 2011 were as follows:

	Year Ended February 29, 2012	Year Ended February 28, 2011

Oleg Gabidulin, President
- Consulting	$ -	$ 14,000
- Officer compensation	24,000	10,000
	$ 24,000	$ 24,000

Vadim Erofeev, CFO
- Consulting	$ 24,000	$ -
- Cost of revenue	-	14,000
- Officer compensation	-	10,000
	$ 24,000	$ 24,000

We  have  not  entered  into  any transactions  with  our   officers, directors,   persons   nominated  for  these positions, beneficial owners of 5%  or  more  of  our  common  stock, or  family members of these persons wherein the amount involved  in  the  transaction  or a series of similar transactions exceeded $60,000.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests.  In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

None of our directors, except Mr. Ilia Burakov, is independent, as described in the standards for independence set forth in the Rules of the American Stock Exchange.

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our director, Oleg Gabidulin, is also our chief executive officer; our director Vadim Erofeev is also our chief financial officer; and our director Marina Sherbatenko is also our Secretary. As a result, we have only one independent director, Mr. Ilia Burakov.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended February 29, 2012, and February 28, 2011, we engaged Ronald R. Chadwick, P.C., as our independent auditor.  For the years ended February 29, 2012, and February 28, 2011, we incurred fees as discussed below:

	Fiscal Year Ended
	February 29, 2012	February 28, 2011

Audit fees	$7,750	$7,750
Audit – related fees	Nil	Nil
Tax fees	750	750
All other fees	1,320	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements.  All other fees relate to professional services rendered in connection with the review of the company’s S-1 registration statement.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, the audit committee may also pre-approve particular services on a case-by-case basis.  Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

Item 15.  EXHIBITS

EXHIBIT

NUMBER  DESCRIPTION

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2011.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2011.
4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2011.
10.1	Consulting Agreement, President. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2011.
10.2	Consulting Agreement, C.F.O. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2011.
10.3	Debt Settlement Agreement, President. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2011.
10.4	Debt Settlement Agreement, C.F.O. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2011.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY VISION, INC.

By:	/s/ Oleg Gabidulin
Oleg Gabidulin
President, Chief Executive Officer (Principal Executive Officer) and Director

Date:	May 8, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Oleg Gabidulin	President, CEO and Director	May 8, 2012
Oleg Gabidulin
/s/ Vadim Erofeev	Treasurer, CFO, Principal Accounting Officer, Principal Financial Officer and Director	May 8, 2012
Vadim Erofeev /s/ Marina Sherbatenko	Secretary and Director	May 8, 2012
Marina Sherbatenko /s/ Ilia Burakov	Director	May 8, 2012
Ilia Burakov