Form 10-Q
period 2012-05-31
LIBERTY VISION, INC.
filed 2012-07-11
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Registrant’s telephone number including area code: (702) 389-4640

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  Yes ☒  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 11, 2012
Common Stock, $0.001 par value	4,990,000

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 LIBERTY VISION, INC.

MAY 31, 2012 AND 2011

LIBERTY VISION, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS
	May 31,	February 29,
	2012	2012
Current Assets:
Cash	$ 32,788	$ 49,081
Accounts receivable	33	9,251
Prepaid expenses	-	1,624
Total current assets	32,821	59,956

Computer equipment, net	2,639	2,815
Total Assets	$ 35,460	$ 62,771

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$ 11,974	$ 6,965
Accounts payable - related party	60,000	48,000
Payroll taxes payable	5,253	5,010
Income taxes payable	-	1,524
Total current liabilities	77,227	61,499

Total Liabilities	77,227	61,499

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized;
4,990,000 shares issued and outstanding	4,990	4,990
Additional paid in capital	112,210	112,210
Accumulated deficit	(158,967)	(115,928)
Total stockholders' equity (deficit)	(41,767)	1,272

Total Liabilities and Stockholder's Equity (Deficit)	$ 35,460	$ 62,771

See accompanying notes to the consolidated financial statements.

LIBERTY VISION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	May 31,	May 31,
	2012	2011

Revenues, net	$ 54,047	$ 19,197
Cost of Revenues	12,276	22,928
Gross Profit	41,771	(3,731)

Operating Expenses:
General and administrative-
Payroll expenses	48,662	16,225
Professional fees	18,318	8,700
Officer compensation	6,000	6,000
Consulting	6,000	6,000
Other	4,054	3,827
Depreciation	176	176.00
Rent	340	151
Total operating expenses	83,550	41,079
Loss from Operations	(41,779)	(44,810)
Other (Income) Expense
Foreign currency transaction loss	1,260	394
Total Other (Income) Expense	1,260	394
Provision (Benefit) for Income Taxes	-	-

Net Income (Loss)	$ (43,039)	$ (45,204)

Net Income (Loss) Per Common Share:
Net income (loss) per common share - Basic and Diluted	$ (0.01)	$ (0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	4,990,000	3,980,000

See accompanying notes to the consolidated financial statements

F-2

LIBERTY VISION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 29, 2009)
THROUGH MAY 31, 2012
(Unaudited)

			Additional
	Common stock		Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance - September 29, 2009	-	$ -	$ -	$ -	$ -
Net income for the period	-	-	-	1,473	1,473
Balance - February 28, 2010	-	-	-	1,473	1,473

Common stock issued for cash at $0.001 per share	2,700,000	2,700	-	-	2,700
Common stock issued for debt at $0.05 per share	1,280,000	1,280	62,720	-	64,000
Net income for the year	-	-	-	15,945	15,945
Balance - February 28, 2011	3,980,000	3,980	62,720	17,418	84,118

Common stock issued for cash at $0.05 per share	1,010,000	1,010	49,490	-	50,500
Net loss for the year	-	-	-	(133,346)	(133,346)
Balance - February 29, 2012	4,990,000	4,990	112,210	(115,928)	1,272

Net loss for the period	-	-	-	(43,039)	(43,039)
Balance - May 31, 2012	4,990,000	$ 4,990	$ 112,210	$ (158,967)	$ (41,767)

See accompanying notes to the consolidated financial statements

F-3

LIBERTY VISION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	May 31,	May 31,
	2012	2011

Cash Flows from Operating Activities:
Net Income (Loss)	$ (43,039)	$ (45,204)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	176	176
Changes in Current Assets and Liabilities-
Accounts receivable	9,218	4,647
Prepaid expenses	1,624	-
Accounts payable and accrued liabilities	5,009	(1,061)
Accounts payable - related party	12,000	12,000
Payroll taxes payable	243	16
Income taxes payable	(1,524)	(6,201)
Net Cash Provided by (Used in )Operating Activities	(16,293)	(35,627)

Cash Flows from Investing Activities:
Purchases of property and equipment	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	-
Net Cash Provided by Financing Activities	-	-

Net Increase (Decrease) In Cash	(16,293)	(35,627)

Cash - Beginning of Period	49,081	84,665
Cash - End of Period	$ 32,788	$ 49,038

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ 1,549	$ 6,201

See accompanying notes to the consolidated financial statements

F-4

LIBERTY VISION, INC.

MAY 31, 2012

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – unaudited interim financial information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended February 29, 2012 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on May 8, 2012.

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of May 31, 2012 and 2011 and as of February 29, 2012, and for the three-month period ended May 31, 2012 and 2011, and for the period from September 29, 2009 (inception) through May 31, 2012.  LVMI is included as of May 31, 2012, as of February 29, 2012, and for the period from September 29, 2009 (date of formation) through May 31, 2012.  All intercompany balances and transactions have been eliminated.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any. At May 31, 2012 and 2011 there was no allowance for doubtful accounts.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at May 31, 2012; no gains or losses are reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for  the three-month period ended May 31, 2012, and 2011.

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

The Company generates or plans to generate revenue from the following revenue streams:

Website Development - considered a one-time project, whether a client hires us to develop a brand new website, or to develop and implement changes to an existing website. We provide a quote for the duration of the project and may require a 50% deposit before work begins. The projects we have completed to date have had an average duration of 8 weeks from contract to completion.

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

Social and Viral Marketing, Blogging, and Search Engine Optimization Consulting - the contract is signed based on agreed-upon term of service - e.g., 3 months/6 months/12 months. No upfront fees are required to be paid under this arrangement. The client is billed monthly for the work done during the month. The company recognizes revenue each month upon delivery of the service.

Paid search advertising - the client and Liberty Vision agree on a certain budget to be spent on a cpecific campaign with a specified duration, or a general budget for a specified period of time. Liberty Vision charges the client a 15% mark-up on the agreed-upon budget. The budget fees and 15% are paid up front on a monthly basis. Landing page development is included in paid search advertising campaigns. The company recognizes revenue each month upon delivery of the service. The unrecognized portion for contracts is charged to deferred revenue and will be recognized in future periods, generally one year.

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

The summary of our geographic information is as follows:

	Three Months Ended May 31, 2012			Three Months Ended May 31, 2011
	USA	Canada	Total	USA	Canada	Total

Revenues ($)	54,047	-	54,047	19,197	-	19,197
Long-lived assets ($)	-	2,639	2,639	-	3,343	3,343

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding at the reporting date for the three-month periods ended May 31, 2012 and 2011.

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

Recently issued accounting pronouncements

FASB Accounting Standards Update No. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

  The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10“Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11“Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12“Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – OFFICE EQUIPMENT

Office equipment, stated at cost, less accumulated depreciation at May 31, 2012 and February 29, 2012 consisted of the following:

	Estimated Useful Lives (Years)	May 31, 2012	February 29, 2012

Office equipment	5	$3,518	$3,518
		3,518	3,518
Less accumulated depreciation		(879)	(703)
		$2,639	$2,815

Depreciation expense

Depreciation expense for the three-month periods ended May 31, 2012 and 2011 was $176 in each period.

NOTE 4 – RELATED PARTY TRANSACTIONS

Consulting services from President and Chief Financial Officer

The President of the Company provides management consulting services to the Company. During the three-month period ended May 31, 2012, management consulting services of $6,000 (May 31, 2011: $6,000) were charged to operations. At May 31, 2012 the Company owed $30,000 (May 31, 2011: $6,000) to the President of the Company for management consulting services.

The Chief Financial Officer of the Company provides consulting services to the Company. During the three-month period ended May 31, 2012, consulting services of $6,000 (May 31, 2011: $6,000) were charged to operations. At May 31, 2012 the Company owed $30,000 (May 31, 2011: $6,000) to the Chief Financial Officer of the Company for consulting services.

NOTE 5 – STOCKHOLDERS’ EQUITY

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $.001 per share.

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

NOTE 6 – SUBSEQUENT EVENTS

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

Our Business

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

Simplifying the Internet for Small Businesses. Our goal is to enable small businesses to outsource their web service needs to us. We guide the customer through the necessary steps to establish their online presence, generate traffic to their websites and increase direct consumer interaction. We provide consulting on a wide variety of issues, from selection of domain name registrars and hosting providers, to the most cost-efficient marketing strategies.

We generate revenue from sales of web services made directly to small and medium business customers. We acquire customers through referrals and our primary website, www.LibertyVisionOnline.com, which outlines our service offerings and showcases our portfolio of work.

On January 27, 2011 we have incorporated a wholly owned (ownership interest – 100%) subsidiary Liberty Vision Media, Inc. References in this Report to “Liberty Vision, Inc.” refer to Liberty Vision, Inc. and its subsidiary, on a consolidated basis, unless otherwise indicated or the context otherwise requires.  Our consolidated financial statements for the three months ended May 31, 2012, and for the period from September 29, 2009 (inception) through May 31, 2012 include the accounts of our subsidiary. All significant intercompany balances and transactions have been eliminated on consolidation.

We have commenced our operations during the year ended February 28, 2010. To May 31, 2012 we have relied upon revenues from web development services and equity financing to fund our operations.

Our common stock has been quoted on the OTC Bulletin Board since March 22, 2012, under the symbol “LBYV”.

Results of Operations

For the three months ended May 31, 2012 compared to the three months ended May 31, 2011

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of our wholly owned subsidiary Liberty Vision Media Inc. All significant intercompany balances and transactions have been eliminated on consolidation.

Revenue

We generate revenue from sales of website development services. Our gross revenue from web development services for the three months ended May 31, 2012, was $54,047, compared to $19,197 for the same period in our fiscal 2012.  Our cost of revenues for the same period ended May 31, 2012, was $12,276 (May 31, 2011: $22,928) resulting in a gross profit of $41,771 (May 31, 2011: $(3,731)). The increase in revenues during the three months of our fiscal 2013 was attributable to the increase in complexity and number of the web development projects and, therefore, billable time incurred during this period.

Operating Costs and Expenses

The major components of our expenses for the three months ended May 31, 2012 and 2011 are outlined in the table below:

	Three Months Ended May 31, 2012	Three Months Ended May 31, 2011	Increase (Decrease) %

Payroll expenses	$ 48,662	$ 16,225	199.92
Professional fees	18,318	8,700	110.55
Officer compensation	6,000	6,000	-
Consulting	6,000	6,000	-
Other	4,054	3,827	5.93
Depreciation	176	176	-
Rent	340	151	125.17
	$ 83,550	$ 41,079

The increase in our operating costs for the three months ended May 31, 2012, compared to the same period in our fiscal 2012, was due to the increase in our corporate activities, payroll expenses, increase in expenses related to implementation of our business plan and increase in professional fees associated with our reporting obligations under the Securities Exchange Act. During the three months ended May 31, 2012 we had four full-time employees compared to two in the same period in fiscal 2012, therefore our payroll expenses were increased by $32,437. We incurred $18,318 (May 31, 2011: $8,700) in professional fees during the first three months of our fiscal 2013. These fees consisted of accounting and audit fees of $5,070, legal fees of $2,500 and transfer agent fees of $10,748. The legal fees were incurred by the company in relation to the listing of the company’s stock on the OTC Bulletin Board.

The President of the Company provides management consulting services to the Company. During the three months ended May 31, 2012, management consulting services of $6,000 (May 31, 2011: $6,000) were charged to operations. The Chief Financial Officer of the Company provides consulting services to the Company. During the three months ended May 31, 2012, consulting services of $6,000 (May 31, 2011: $6,000) were charged to operations.

Other expenses represent bank charges, filing fees, office and travel expenses. The increase in these costs was attributable to implementation of our business plan and general corporate activities.

During the three months ended May 31, 2012, the company incurred a depreciation expense of $176 (May 31, 2011: $176) associated with computer equipment purchased by the company in fiscal 2011. In addition to operating expenses the company incurred $1,260 in foreign currency transaction loss as of May 31, 2012 (May 31, 2011: $394).

Liquidity and Capital Resources

Working Capital	Three Months Ended May 31, 2012	Year Ended February 29, 2012
Current Assets	$32,821	$59,956
Current Liabilities	$77,227	$61,499
Working Capital	$(44,406)	$(1,543)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Three Months Ended May 31, 2012	Three Months Ended May 31, 2011
Cash provided by (used in) operating activities	$(16,293)	$(35,627)
Cash used in investing activities	$-	$-
Cash provided by financing activities	$-	$-
Net decrease in cash	$(16,293)	$(35,627)

All cash received during the three months ended May 31, 2012 was cash generated by web development services.  No shares were sold during the three months ended May 31, 2012 and 2011. We had no other sources of cash inflow during the reporting periods.

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

Three Months ended May 31, 2012 and 2011

Our cash used in operating activities of $(16,293) for the three months ended May 31, 2012 was primarily the result of our net income plus non-cash charges, such as depreciation and amortization. Cash flows resulting from changes in assets and liabilities include decrease in accounts receivable, prepaid expenses and income taxes payable and increase in accounts payable and accrued liabilities, amounts due to related party and payroll taxes payable. The decrease in accounts receivable was mostly due to collection of amounts due from clients as of February 29, 2012. The decrease in prepaid expenses was due to utilizing of the payroll tax credit from 2011 and reduction of the prepaid expense to a transfer agent. The increase in accounts payable and accrued liabilities reflected the increase in our general operating expenses incurred during the three months ended May 31, 2012 that remained unpaid at the end of the reporting period.

Cash flows resulting from changes in assets and liabilities during the three months ended May 31, 2011 included an increase in amounts due to related party and payroll taxes payable and decrease in accounts receivable, accounts payable and accrued liabilities and income taxes payable.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the three months ended May 31, 2012 and 2011.

Cash Flows from Financing Activities

We did not generate any cash from financing activities during the three months ended May 31, 2012 and 2011.

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

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of May 31, 2012, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT

NUMBER      DESCRIPTION

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2011.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2011.
4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2011.
10.1	Consulting Agreement, President. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2011.
10.2	Consulting Agreement, C.F.O. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2011.
10.3	Debt Settlement Agreement, President. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2011.
10.4	Debt Settlement Agreement, C.F.O. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2011.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

   *  Filed herewith.

**  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 11, 2012

LIBERTY VISION, INC.

By:	/s/ Oleg Gabidulin
Oleg Gabidulin
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Liberty Vision, Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Oleg Gabidulin	President, CEO and Director	July 11, 2012
Oleg Gabidulin
/s/ Vadim Erofeev	Treasurer, CFO, Principal Accounting Officer, Principal Financial Officer and Director	July 11, 2012
Vadim Erofeev /s/ Marina Sherbatenko	Secretary and Director	July 11, 2012
Marina Sherbatenko /s/ Ilia Burakov	Director	July 11, 2012
Ilia Burakov