Form 10-Q
period 2012-08-31
LIBERTY VISION, INC.
filed 2012-10-15
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 15, 2012
Common Stock, $0.001 par value	4,990,000

LIBERTY VISION, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 LIBERTY VISION, INC.

AUGUST 31, 2012 AND 2011

LIBERTY VISION, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS
	August 31, 2012	February 29, 2012

Current Assets:
Cash	$ 11,199	$ 49,081
Accounts receivable	7,033	9,251
Prepaid expenses	-	1,624
Total current assets	18,232	59,956
Computer equipment, net	2,462	2,815
Total Assets	$ 20,694	$ 62,771

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$ 22,243	$ 6,965
Accounts payable - related party	72,000	48,000
Payroll taxes payable	2,969	5,010
Income taxes payable	-	1,524
Total current liabilities	97,212	61,499
Total Liabilities	97,212	61,499

Commitments and Contingencies
Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized;
4,990,000 shares issued and outstanding	4,990	4,990
Additional paid in capital	112,210	112,210
Accumulated deficit	(193,718)	(115,928)
Total stockholders' equity (deficit)	(76,518)	1,272
Total Liabilities and Stockholder's Equity (Deficit)	$ 20,694	$ 62,771

See accompanying notes to the consolidated financial statements.

LIBERTY VISION, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2012	2011	2012	2011

Revenues, net	$ 40,502	$ 19,645	$ 94,549	$ 38,842
Cost of Revenues	13,689	14,148	25,965	37,076
Gross Profit	26,813	5,497	68,584	1,766

Operating Expenses:
General and administrative-
Payroll expenses	21,041	20,732	69,703	36,957
Professional fees	15,123	1,500	33,441	10,200
Officer compensation	6,000	6,000	12,000	12,000
Consulting	6,000	6,000	12,000	12,000
Other	12,170	3,348	16,224	7,175
Depreciation	176	176	352	352
Rent	527	671	867	822
Total operating expenses	61,037	38,427	144,587	79,506
Loss from Operations	(34,224)	(32,930)	(76,003)	(77,740)

Other (Income) Expense
Foreign currency transaction loss	527	742	1,787	1,136
Total Other (Income) Expense	527	742	1,787	1,136
Provision (Benefit) for Income Taxes	-	(72)	-	(1,896)
Net Income (Loss)	$ (34,751)	$ (33,600)	$ (77,790)	$ (76,980)

Net Income (Loss) Per Common Share:
Net income (loss) per common share - Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	4,990,000	3,980,000	4,990,000	3,980,000

See accompanying notes to the consolidated financial statements

LIBERTY VISION, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION (SEPTEMBER 29, 2009) THROUGH AUGUST 31, 2012 (Unaudited)
			Additional Paid-in Capital
	Common stock			Accumulated Deficit
Description	Shares	Amount			Total

Balance - September 29, 2009	-	$ -	$ -	$ -	$ -
Net income for the period	-	-	-	1,473	1,473
Balance - February 28, 2010	-	-	-	1,473	1,473

Common stock issued for cash at $0.001 per share	2,700,000	2,700	-	-	2,700
Common stock issued for debt at $0.05 per share	1,280,000	1,280	62,720	-	64,000
Net income for the year	-	-	-	15,945	15,945
Balance - February 28, 2011	3,980,000	3,980	62,720	17,418	84,118

Common stock issued for cash at $0.05 per share	1,010,000	1,010	49,490	-	50,500
Net loss for the year	-	-	-	(133,346)	(133,346)
Balance - February 29, 2012	4,990,000	4,990	112,210	(115,928)	1,272

Net loss for the period	-	-	-	(77,790)	(77,790)
Balance - August 31, 2012	4,990,000	$ 4,990	$ 112,210	$ (193,718)	$ (76,518)

See accompanying notes to the consolidated financial statements

LIBERTY VISION, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended August 31, 2012	Six Months Ended August 31, 2011

Cash Flows from Operating Activities:
Net Income (Loss)	$ (77,790)	$ (76,980)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	352	352
Changes in Current Assets and Liabilities-
Accounts receivable	2,218	(4,989)
Prepaid expenses	1,624	(3,816)
Income tax receivable	-	(1,896)
Accounts payable and accrued liabilities	15,279	2,027
Accounts payable - related party	24,000	24,000
Payroll taxes payable	(2,041)	(14)
Income taxes payable	(1,524)	(6,201)
Net Cash Provided by (Used in) Operating Activities	(37,882)	(67,517)

Cash Flows from Investing Activities:
Purchases of property and equipment	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	-
Net Cash Provided by Financing Activities	-	-
Net Increase (Decrease) In Cash	(37,882)	(67,517)
Cash - Beginning of Period	49,081	84,665
Cash - End of Period	$ 11,199	$ 17,148

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ 1,584	$ 6,366

See accompanying notes to the consolidated financial statements

LIBERTY VISION, INC.

AUGUST 31, 2012

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

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of August 31, 2012 and 2011 and as of February 29, 2012, and for the three and six months  ended August 31, 2012 and 2011, and for the period from September 29, 2009 (inception) through August 31, 2012.  LVMI is included as of August 31, 2012 and 2011, as of February 29, 2012, and for the period from September 29, 2009 (date of formation) through August 31, 2012.  All intercompany balances and transactions have been eliminated.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any. At August 31, 2012 and 2011 there was no allowance for doubtful accounts.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at August 31, 2012; no gains or losses are reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for  the six-month period ended August 31, 2012, and 2011.

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

The summary of our geographic information is as follows:

	Six Months Ended August 31, 2012			Six Months Ended August 31, 2011
	USA	Canada	Total	USA	Canada	Total

Revenues ($)	94,549	-	94,549	38,842	-	38,842
Long-lived assets ($)	-	2,462	2,462	-	3,166	3,166

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding at the reporting date for the six-month periods ended August 31, 2012 and 2011.

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

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and non-public entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

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

NOTE 3 – OFFICE EQUIPMENT

Office equipment, stated at cost, less accumulated depreciation at August 31, 2012 and February 29, 2012 consisted of the following:

	Estimated Useful Lives (Years)	August 31, 2012	February 29, 2012

Office equipment	5	$3,518	$3,518
Less accumulated depreciation		(1,056)	(703)
		$2,462	$2,815

Depreciation expense

Depreciation expense for the six-month periods ended August 31, 2012 and 2011 was $352 in each period.

NOTE 4 – RELATED PARTY TRANSACTIONS

Consulting services from President and Chief Financial Officer

The President of the Company provides management consulting services to the Company. During the six-month period ended August 31, 2012, management consulting services of $12,000 (August 31, 2011: $12,000) were charged to operations. At August 31, 2012 the Company owed $36,000 (August 31, 2011: $12,000) to the President of the Company for management consulting services.

The Chief Financial Officer of the Company provides consulting services to the Company. During the six-month period ended August 31, 2012, consulting services of $12,000 (August 31, 2011: $12,000) were charged to operations. At August 31, 2012 the Company owed $36,000 (August 31, 2011: $12,000) to the Chief Financial Officer of the Company for consulting services.

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

On January 27, 2011 we have incorporated a wholly owned (ownership interest – 100%) subsidiary Liberty Vision Media, Inc. References in this Report to “Liberty Vision, Inc.” refer to Liberty Vision, Inc. and its subsidiary, on a consolidated basis, unless otherwise indicated or the context otherwise requires.  Our consolidated financial statements for the six months ended August 31, 2012, and for the period from September 29, 2009 (inception) through August 31, 2012 include the accounts of our subsidiary. All significant intercompany balances and transactions have been eliminated on consolidation.

We have commenced our operations during the year ended February 28, 2010. To August 31, 2012 we have relied upon revenues from web development services and equity financing to fund our operations.

Our common stock has been quoted on the OTC Bulletin Board since March 22, 2012, under the symbol “LBYV”. It is DTC eligible effective October 5, 2012.

Results of Operations

For the six months ended August 31, 2012 compared to the six months ended August 31, 2011

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of our wholly owned subsidiary Liberty Vision Media Inc. All significant intercompany balances and transactions have been eliminated on consolidation.

Revenue

We generate revenue from sales of website development services. Our gross revenue from web development services for the six months ended August 31, 2012, was $94,549, compared to $38,842 for the same period in our fiscal 2012.  Our cost of revenues for the same period ended August 31, 2012, was $25,965 (August 31, 2011: $37,076) resulting in a gross profit of $68,584 (August 31, 2011: $1,766). The increase in revenues during the three months of our fiscal 2013 was attributable to the increase in complexity and number of the web development projects and, therefore, billable time incurred during this period.

Operating Costs and Expenses

The major components of our expenses for the six months ended August 31, 2012 and 2011 are outlined in the table below:

	Six Months Ended August 31, 2012	Six Months Ended August 31, 2011	Increase (Decrease) %

Payroll expenses	$ 69,703	$ 36,957	88.61
Professional fees	33,441	10,200	227.85
Officer compensation	12,000	12,000	-
Consulting	12,000	12,000	-
Other	16,224	7,175	126.12
Depreciation	352	352	-
Rent	867	822	5.47
	$ 144,587	$ 79,506

The increase in our operating costs for the six months ended August 31, 2012, compared to the same period in our fiscal 2012, was due to the increase in our corporate activities, payroll expenses, increase in expenses related to implementation of our business plan and increase in professional fees associated with our reporting obligations under the Securities Exchange Act. During the six-month period ended August 31, 2012 we had four full-time employees compared to two in the same period in fiscal 2012; therefore our payroll expenses were increased by $32,746. We incurred $33,441 (August 31, 2011: $10,200) in professional fees during the first six months of our fiscal 2013. These fees consisted of accounting and audit fees of $8,070, legal fees of $3,120 and transfer agent and consulting fees of $22,251. The legal fees were incurred by the company in relation to the listing of the company’s stock on the OTC Bulletin Board and obtaining its DTC eligibility.

The President of the Company provides management consulting services to the Company. During the six months ended August 31, 2012, management consulting services of $12,000 (August 31, 2011: $12,000) were charged to operations. The Chief Financial Officer of the Company provides consulting services to the Company. During the six months ended August 31, 2012, consulting services of $12,000 (August 31, 2011: $12,000) were charged to operations.

Other expenses represent bank charges, filing fees, office and travel expenses. The increase in these costs was attributable to implementation of our business plan and general corporate activities.

During the six months ended August 31, 2012, the company incurred a depreciation expense of $352 (August 31, 2011: $352) associated with computer equipment purchased by the company in fiscal 2011. In addition to operating expenses the company incurred $1,787 in foreign currency transaction loss as of August 31, 2012 (August 31, 2011: $1,136).

Liquidity and Capital Resources

Working Capital	Six Months Ended August 31, 2012	Year Ended February 29, 2012
Current Assets	$18,232	$59,956
Current Liabilities	$97,212	$61,499
Working Capital	$(78,980)	$(1,543)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Six Months Ended August 31, 2012	Six Months Ended August 31, 2011
Cash provided by (used in) operating activities	$(37,882)	$(67,517)
Cash used in investing activities	$-	$-
Cash provided by financing activities	$-	$-
Net decrease in cash	$(37,882)	$(67,517)

Our cash received during the six months ended August 31, 2012 was generated from providing web development services.  No shares were sold during the six months ended August 31, 2012 and 2011.

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

Six Months ended August 31, 2012 and 2011

Our cash used in operating activities of $(37,882) for the six months ended August 31, 2012 was primarily the result of our net income plus non-cash charges, such as depreciation and amortization. Cash flows resulting from changes in assets and liabilities include decrease in accounts receivable, prepaid expenses, income taxes payable and payroll taxes payable and increase in accounts payable and accrued liabilities and amounts due to related party. The decrease in accounts receivable was mostly due to collection of amounts due from clients as of February 29, 2012. The decrease in prepaid expenses was due to utilizing of the payroll tax credit from 2011 and reduction of the prepaid expense to a transfer agent. The increase in accounts payable and accrued liabilities reflected the increase in our general operating expenses incurred during the six months ended August 31, 2012 that remained unpaid at the end of the reporting period.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the six months ended August 31, 2012 and 2011.

Cash Flows from Financing Activities

We did not generate any cash from financing activities during the six months ended August 31, 2012 and 2011.

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

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of August 31, 2012, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Date: October 15, 2012

LIBERTY VISION, INC.

By:	/s/ Oleg Gabidulin
Oleg Gabidulin
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Liberty Vision, Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Oleg Gabidulin	President, CEO and Director	October 15, 2012
Oleg Gabidulin
/s/ Vadim Erofeev	Treasurer, CFO, Principal Accounting Officer, Principal Financial Officer and Director	October 15, 2012
Vadim Erofeev /s/ Marina Sherbatenko	Secretary and Director	October 15, 2012
Marina Sherbatenko /s/ Ilia Burakov	Director	October 15, 2012
Ilia Burakov