Form 10-Q
period 2012-11-30
Jiu Feng Investment Hong Kong Ltd
filed 2013-01-15
CIK 1517389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-173456

Jiu Feng Investment Hong Kong Ltd
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

 2293 Hong Qiao Rd., Shanghai, China 200336
(Address of principal executive offices, including zip code.)

+ 86 21 64748888
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-Y (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐     No   ☒

As of January 7, 2013, there are 4,990,000 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “Jiu Feng” and the “Registrant” refer to Jiu Feng Investment Hong Kong Ltd unless the context indicates another meaning.

JIU FENG INVESTMENT HONG KONG LTD

PART I – FINANCIAL INFORMATION

ITEM1.  FINANCIAL STATEMENTS

JIU FENG INVESTMENT HONG KONG LTD
NOVEMBER 30, 2012 AND 2011

Index to Financial Statements

Contents	Page (s)
Consolidated Balance Sheets at November 30, 2012 (Unaudited) and February 29, 2012	F-1
Consolidated Statements of Operations for the Three and Nine Months Ended November 30, 2012 and 2011 (Unaudited)	F-2
Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from September 29, 2009 (Inception) through November 30, 2012 (Unaudited)	F-3
Consolidated Statements of Cash Flows for the Nine Months Ended November 30, 2012 (Unaudited)	F-4
Notes to the Consolidated Financial Statements (Unaudited)	F-5 – F-15

JIU FENG INVESTMENT HONG KONG LTD.
(FORMERLY LIBERTY VISION, INC.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	November 30,	February 29,
	2012	2012
Current Assets:
Cash	$1,705	$49,081
Accounts receivable	-	9,251
Prepaid expenses	-	1,624
Total current assets	1,705	59,956

Computer equipment, net	-	2,815
Total Assets	$1,705	$62,771

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$903	$6,965
Accounts payable - related party	-	48,000
Payroll taxes payable	2,948	5,010
Income taxes payable	-	1,524

Total current liabilities	3,851	61,499

Total Liabilities	3,851	61,499

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized;
4,990,000 shares issued and outstanding	4,990	4,990
Additional paid-in capital	226,496	112,210
Accumulated deficit	(234,262)	(115,928)

Total stockholders' equity (deficit)	(2,776)	1,272

Total Liabilities and Stockholder's Equity (Deficit)	$1,075	$62,771

See accompanying notes to the consolidated financial statements

JIU FENG INVESTMENT HONG KONG LTD.
(FORMERLY LIBERTY VISION, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2012	2011	2012	2011

Revenues, net	$9,608	$31,269	$104,157	$70,111

Cost of Revenues	12,062	11,957	38,027	49,033

Gross Profit	(2,454)	19,312	66,130	21,078

Operating Expenses:
General and administrative-
Payroll expenses	20,669	19,864	90,372	56,821
Professional fees	2,100	1,500	35,541	11,700
Officer compensation	6,000	6,000	18,000	18,000
Consulting	6,000	6,000	18,000	18,000
Other	2,372	4,343	18,596	11,518
Depreciation	176	176	528	528
Rent	526	835	1,393	1,657

Total operating expenses	37,843	38,718	182,430	118,224

Loss from Operations	(40,297)	(19,406)	(116,300)	(97,146)
	-	-	-	-
Other (Income) Expense
Foreign currency transaction loss	247	537	2,034	1,673

Total Other (Income) Expense	247	537	2,034	1,673

Provision (Benefit) for Income Taxes	-	1,772	-	(124)

Net Income (Loss)	$(40,544)	$(21,715)	$(118,334)	$(98,695)

Net Income (Loss) Per Common Share:
Net income (loss) per common share - Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	4,990,000	3,980,000	4,990,000	3,980,000

See accompanying notes to the consolidated financial statements

JIU FENG INVESTMENT HONG KONG LTD.
(FORMERLY LIBERTY VISION, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 29, 2009)
THROUGH NOVEMBER 30, 2012
(Unaudited)

			Additional
	Common stock		Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance - September 29, 2009	-	$-	$-	$-	$-

Net income for the period	-	-	-	1,473	1,473

Balance - February 28, 2010	-	-	-	1,473	1,473

Common stock issued for cash at $0.001 per share	2,700,000	2,700	-	-	2,700

Common stock issued for debt at $0.05 per share	1,280,000	1,280	62,720	-	64,000

Net income for the year	-	-	-	15,945	15,945

Balance - February 28, 2011	3,980,000	3,980	62,720	17,418	84,118

Common stock issued for cash at $0.05 per share	1,010,000	1,010	49,490	-	50,500

Net loss for the year	-	-	-	(133,346)	(133,346)

Balance - February 29, 2012	4,990,000	4,990	112,210	(115,928)	1,272

Forgiveness of advances from stockholder and
accrued compensation - officers	-	-	114,286	-	114,286

Net loss for the period	-	-	-	(118,334)	(118,334)

Balance - November 30, 2012	4,990,000	$4,990	$226,496	$(234,262)	$(2,776)

See accompanying notes to the consolidated financial statements

JIU FENG INVESTMENT HONG KONG LTD.
(FORMERLY LIBERTY VISION, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	November 30,	November 30,
	2012	2011

Cash Flows from Operating Activities:
Net Income (Loss)	$(118,334)	$(98,695)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	528	528
Changes in Current Assets and Liabilities-
Accounts receivable	9,251	(7,517)
Prepaid expenses	1,624	(3,656)
Income tax receivable	-	(124)
Accounts payable and accrued liabilities	26,511	7,055
Accounts payable - related party	36,000	36,000
Payroll taxes payable	(2,062)	(136)
Income taxes payable	(1,524)	(6,201)

Net Cash Provided by (Used in )Operating Activities	(48,006)	(72,746)

Cash Flows from Investing Activities:
Purchases of property and equipment	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	-

Net Cash Provided by Financing Activities	-	-

Net Increase (Decrease) In Cash	(48,006)	(72,746)

Cash - Beginning of Period	49,081	84,665

Cash - End of Period	$1,075	$11,919

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$1,584	$6,366

Non Cash Financing and Investing Activities:
Accrued compensation - officer - forgiven and contributed to capital	$84,000	$-
Advances from stockholder - forgiven and contributed to capital	$32,573	$-

See accompanying notes to the consolidated financial statements

JIU FENG INVESTMENT HONG KONG LTD.
(FORMERLY LIBERTY VISION, INC.)
NOVEMBER 30, 2012
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

Name change

On December 5, 2012 the Company changed its name from Liberty Vision, Inc. to Jiu Feng Investment Hong Kong Ltd.

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

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of November 30, 2012 and 2011 and as of February 29, 2012, and for the three and nine months  ended November 30, 2012 and 2011, and for the period from September 29, 2009 (inception) through November 30, 2012.  LVMI is included as of November 30, 2012 and 2011, as of February 29, 2012, and for the period from September 29, 2009 (date of formation) through November 30, 2012.  All intercompany balances and transactions have been eliminated.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any. At November 30, 2012 and 2011 there was no allowance for doubtful accounts.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at November 30, 2012; no gains or losses are reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the nine-month period ended November 30, 2012, and 2011.

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

The summary of our geographic information is as follows:

	Nine Months Ended November 30, 2012			Six Months Ended August 31, 2011
	USA	Canada	Total	USA	Canada	Total

Revenues ($)	104,157	-	104,157	70,111	-	70,111
Long-lived assets ($)	-	-	-	-	2,990	2,990

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding at the reporting date for the nine-month periods ended November 30, 2012 and 2011.

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

NOTE 3 – OFFICE EQUIPMENT

Office equipment, stated at cost, less accumulated depreciation at November 30, 2012 and February 29, 2012 consisted of the following:

	Estimated Useful Lives (Years)	November 30, 2012	February 29, 2012

Office equipment	5	$-	$3,518

Less accumulated depreciation		-	(703)

		$-	$2,815

Depreciation expense

Depreciation expense for the nine-month periods ended November 30, 2012 and 2011 was $528 in each period.

On November 30, 2012, the stockholders and officers of the Company forgave advances and accrued compensation totaling $116,573. The Company wrote off net book value of the office equipment of $2,287 as of November 30, 2012, as part of this settlement and recorded net amount of this forgiveness of $114,286 as contributions to capital.

NOTE 4 – RELATED PARTY TRANSACTIONS

Consulting services from President and Chief Financial Officer

The President of the Company provides management consulting services to the Company. During the nine-month period ended November 30, 2012, management consulting services of $18,000 (August 31, 2011: $18,000) were charged to operations.

The Chief Financial Officer of the Company provides consulting services to the Company. During the nine-month period ended November 30, 2012, consulting services of $18,000 (August 31, 2011: $18,000) were charged to operations.

Forgiveness of Advances from Stockholders and Accrued Compensation – Officers

On November 30, 2012, pursuant to the terms of the Share Purchase Agreements the stockholders and officers of the Company forgave advances of $32,573 and accrued compensation of $84,000, respectively and the Company treated these forgiveness as contributions to capital.

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

NOTE 6 – SUBSEQUENT EVENTS

Change in Control

On December 4, 2012, pursuant to the terms of the Affiliate Share Purchase Agreements (“Share Purchase Agreements”) dated December 4, 2012 between Mr. Oleg Gabidulin, Mr. Vadim Erofeev, Mrs. Marina Sherbatenko, Mr. Ilia Burakov and Jiu Feng Investment Hong Kong Ltd (“JFI”) and Ms Yan Li (collectively the “Purchaser”), the Purchaser acquired a combined total of 3,980,000 shares of the Company’s common stock from Mr. Oleg Gabidulin, Mr. Vadim Erofeev, Mrs. Marina Sherbatenko and Mr. Ilia Burakov, the stockholders and officers of the Company, for cash consideration of $81,800. As a result of the transaction, the Purchaser became the Company’s largest stockholder with approximately 79.8% of the total issued and outstanding shares of stock.

Effective December 4, 2012, Oleg Gabidulin, Vadim Erofeev, Marina Sherbatenko, Ilia Burakov each tendered their resignations from all positions as officers and directors of the Company and Ms. Yan Li was appointed as the Company’s president, secretary and treasurer as well as the Company’s sole director.  Ms. Yan Li will act as the Company’s principal financial officer, principal accounting officer, and principal operating officer until such positions are otherwise filled.

 As a result of the foregoing, there was a change in control of the Company on December 4, 2012.

Sale of Subsidiary

On December 5, 2012, the Company disposed of 100% of the outstanding equity of its wholly-owned subsidiary, Liberty Vision Media Inc. (Canada), an Ontario corporation in consideration for $1.00 to a third party.

Name change

On December 5, 2012 the Company changed its name from Liberty Vision, Inc. to Jiu Feng Investment Hong Kong Ltd.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Business

We were formed on September 29, 2009 under the laws of the State of Nevada.  Jiu Feng Investment Hong Kong Ltd (formerly Liberty Vision, Inc.) (the “Company”) is a provider of services that enable individuals and small businesses to establish, maintain and evolve an online presence. We offer a full range of web services, including custom web design, website usability consulting, website maintenance, web analytics implementation, web marketing services, social and viral marketing campaigns and search engine optimization consulting. We target the individual and small business markets by seeking to provide a “one-stop shop” for establishing and maintaining an online presence. Our services can be purchased independently or as bundled offerings, where a customer may purchase more than one of our services with a discount if services are purchased at the same time, targeted to meet the specific needs of our customers.

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

On January 27, 2011 we have incorporated a wholly owned (ownership interest – 100%) subsidiary Liberty Vision Media, Inc. References in this Report to “Liberty Vision, Inc.” refer to Liberty Vision, Inc. and its subsidiary, on a consolidated basis, unless otherwise indicated or the context otherwise requires.  Our consolidated financial statements for the nine months ended November 30, 2012, and for the period from September 29, 2009 (inception) through November 30, 2012 include the accounts of our subsidiary. All significant intercompany balances and transactions have been eliminated on consolidation.

We commenced our operations during the year ended February 28, 2010. To November 30, 2012 we have relied upon revenues from web development services and equity financing to fund our operations.

Our common stock is quoted on the OTC Bulletin Board under the symbol “LBYV.”

Results of Operations

For the nine months ended November 30, 2012 compared to the nine months ended November 30, 2012

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of our wholly owned subsidiary Liberty Vision Media Inc.  All significant intercompany balances and transactions have been eliminated on consolidation.

Revenue

We generate revenue from sales of website development services. Our gross revenue from web development services for the nine months ended November 30, 2012, was $104,157 compared to $70,111 for the same period.  Our cost of revenues for the same period ended November 30, 2012, was $38,027 (November 30, 2011: $49,033) resulting in a gross profit of $66,130 (November 30, 2011: $21,078). The increase in revenues during the nine months of our fiscal 2013 was attributable to the increase in complexity and number of the web development projects and, therefore, billable time incurred during this period.

Operating Costs and Expenses

The major components of our expenses for the six months ended November 30, 2012 and 2011 are outlined in the table below:

	Nine Months Ended November 30, 2012	Nine Months Ended November 30, 2011	Increase (Decrease) %
Payroll Expenses	$90,372	$56,821	59.05
Professional fees	$35,541	$11,700	203.77
Officer compensation	$18,000	$18,000
Consulting	$18,000	$18,000
Other	$18,596	$11,518	61.45
Depreciation	$528	$528
Rent	$1,393	$1,657	(15.93)
	$182,430	$118,224

The increase in our operating costs for the nine months ended November 30, 2012, compared to the same period in our fiscal 2012, was due to the increase in our corporate activities, payroll expenses, increase in expenses related to implementation of our business plan and increase in professional fees associated with our reporting obligations under the Securities Exchange Act. During the nine-month period ended November 30, 2012 we had four full-time employees compared to two in the same period in fiscal 2012; therefore our payroll expenses were increased by $33,551. We incurred $35,541 (November 30, 2011: $11,700) in professional fees during the first nine months of our fiscal 2013.

The President of the Company provides management consulting services to the Company. During the nine months ended November 30, 2012, management consulting services of $18,000 (November 30, 2011: $18,000) were charged to operations. The Chief Financial Officer of the Company provides consulting services to the Company. During the nine months ended November 30, 2012, consulting services of $18,000 (November 30, 2011: $18,000) were charged to operations.

Other expenses represent bank charges, filing fees, office and travel expenses.  The increase in these costs was attributable to implementation of our business plan and general corporate activities.

During the nine months ended November 30, 2012, the Company incurred a depreciation expense of $528 (November 30, 2011: $528) associated with computer equipment purchased by the Company in fiscal 2011.

Liquidity and Capital Resources

Working Capital

	Nine Months Ended November 30, 2012	Year Ended February 29, 2012
Current Assets	$1,705	$59,956
Current Liabilities	$3,851	$61,499
Working Capital	$(2,146)	$(1,543)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Nine Months Ended November 30, 2012	Nine Months Ended November 30, 2011
Cash provided by (used in) operating activities	$(48,006)	$(72,746)
Cash used in investing activities	-	-
Cash provided by financing activities	-	-
Net increase (decrease) in cash	$(48,006)	$(72,746)

Our cash received during the nine months ended November 30, 2012 was generated from providing web development services.  No shares were sold during the nine months ended November 30, 2012 and 2011.

We anticipate that for the next 12 months we will be generating cash from the same revenue stream.  We intend to increase our revenues by offering other services to our existing clients, including paid search advertising, social and viral marketing, blogging, and search engine optimization.  These services will provide additional cash inflow for our working capital.  There is no guarantee that our clients will sign up for one or more of these services.  In this case we will retain website development services and equity financing as our primary sources of financing our operations.

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

Nine Months ended November 30, 2012 and 2011

Our cash used in operating activities of $(48,006) for the nine months ended November 30, 2012 was primarily the result of our net income plus non-cash charges, such as depreciation and amortization. Cash flows resulting from changes in assets and liabilities include decrease in accounts receivable, prepaid expenses, income taxes payable and payroll taxes payable and increase in accounts payable and accrued liabilities and amounts due to related party. The decrease in accounts receivable was mostly due to collection of amounts due from clients as of February 29, 2012. The decrease in prepaid expenses was due to utilizing of the payroll tax credit from 2011 and reduction of the prepaid expense to a transfer agent. The increase in accounts payable and accrued liabilities reflected the increase in our general operating expenses incurred during the nine months ended November 30, 2012 that remained unpaid at the end of the reporting period.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the nine months ended November 30, 2012 and 2011.

Cash Flows from Financing Activities

We did not generate any cash from financing activities during the nine months ended November 30, 2012 and 2011.

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

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of November 30, 2012, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS   The following documents are filed as a part of this report:

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
_________
* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JIU FENG INVESTMENT HONG KONG LTD

Date: January 15, 2013	By:	/s/ Yan Li
Yan Li,
President and Director