Form 10-K
period 2013-02-28
Jiu Feng Investment Hong Kong Ltd
filed 2013-05-30
CIK 1517389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-173456

JIU FENG INVESTMENT HONG KONG LTD
(Exact name of Registrant as specified in its charter)

Nevada
(State of other jurisdiction of incorporation or organization)

2293 Hong Qiao Rd, Shanghai China, 200336
 (Address of principal executive offices, including zip code)

+86 21 64748888
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

There was no active public trading market as of the last business day of the Company’s second fiscal quarter, so there was no aggregate market value of common stock held by non-affiliates.

As of May 16, 2013, there are 6,500,000 shares of common stock outstanding.

JIU FENG INVESTMENT HONG KONG, INC.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	the uncertainty of profitability based upon our history of losses;

•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

•	risks related to our international operations and currency exchange fluctuations; and

•	other risks and uncertainties related to our business plan and business strategy.

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

As used in this annual report, the terms “we”, “us”, “our”, the “Company”, the ‘Registrant”, and “Jiu Feng” mean Jiu Feng Investment Hong Kong, Inc. and its subsidiary, unless otherwise indicated.

Item 1. BUSINESS

Jiu Feng Investment Hong Kong, Inc., (the “Company” also the “Registrant”) was formed on September 29, 2009 under the name Liberty Vision, Inc. On January 27, 2011, the Company formed a wholly owned subsidiary, Jiu Feng Media, Inc., an Ontario, Canada Corporation (“LVMI”). The subsidiary was incorporated to facilitate payroll transactions for the employees.

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

On December 5, 2012 the Company disposed of its subsidiary corporation, Jiu Feng Media, Inc., to 0954842 BC LTD for a nominal sum, as well as other management operations.

On December 16, 2012, the Registrant changed its name to: Jiu Feng Investment Hong Kong, Inc.

On January 27, 2013, Jiu Feng Investment Hong Kong Ltd. (the “Company”), issued a press release announcing the change of their ticker symbol from “LBYV” to “JFIL”.

Description of Business

Jiu Feng Investment Hong Kong, Inc. is a full service web design and online marketing agency, providing services such as web design and development and online marketing solutions that enable small businesses to build and maintain an effective presence online. To date, we have focused on providing one-off services such as development of a fully functioning website to small business clients.

The Company also provides a central hub for people and small businesses to identify projects, investments and general information on programs designed to reduce pollution, as well as other “green” projects and technologies. The Company’s green operations are initially focused on Asia, where pollution levels are rapidly increasing.

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

Web Analytics Implementation
It is essential to know who is coming to a website, where they are coming from, what keywords they are using to find the site, and what they are interested in once they have arrived. Jiu Feng helps with implementation of Google Analytics, a web statistics package that provides all this information.

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

Green Technologies and Opportunities

The Company provides a central hub for people looking for projects, investments and general information on programs designed to reduce pollution. Our initial focus is on Asia where pollution levels are increasing and dangerous. Also, together with the Asia-Pacific Partnership on Clean Development and Climate (http://www.asiapacificpartnership.org), we are planning to be directly involved from specific projects to information gathering and web development.

Competition

While competition in the web development and online advertising industry is intense and highly fragmented, few web development firms specialize in green technologies. Our competition is any company that provides one or more of our company’s core service offerings. Our competition includes Advertising Firms, Public Relations Companies, Web Design Companies, Graphic Design Companies, and Search Engine Optimization Firms. Our competitors range in size from small, local independent firms and individuals to very large conglomerates. Such fragmentation can mean that a small business owner can employ more than one web services provider to get a needed mix of web design and online marketing services for their desired budget. The web services industry is always evolving with thousands of new competitors entering the market every year. It is becoming very difficult for companies to distinguish themselves in the market and gain new customers.

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

Employees

Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth. We expect to hire approximately 5 full time employees during the next twelve months.

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

Item 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the SEC.

Item 2. PROPERTIES

The Company does not hold ownership or leasehold interest in any property.

Item 3. LEGAL PROCEEDINGS

Currently, the Company is not involved in any pending litigation or legal proceeding.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “JFIL”. Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

Holders.

As of February 29, 2013, there were 73 total record holders of 6,500,000 shares of the Company's common stock.

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered securities.

There were no sales of unregistered securities during the year ended February 29, 2013.

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

Results of Operations

Revenue

During the years ended February 28, 2013 and February 29, 2012, the Company realized a loss from continuing operations totaling $115,903 and $0, respectively, and a loss from discontinued operations of $115,903 and $133,346, respectively.

Operating Costs and Expenses

The major components of our expenses for the year ended February 28, 2013 are outlined in the table below:

Year Ended February 28, 2013
Payroll expenses	$0
Officer compensation	$93,500
Consulting	$54,091
Other	$23,597
Legal – Organization costs	$15,620
Depreciation	$528
Rent	$10,809

The increase in our operating costs for the year ended February 28, 2013 compared to the year ended 2012, was due to the increase in our corporate activities, increase in expenses related to implementation of our business plan and increase in professional fees associated with our reporting obligations under the Securities Exchange Act.

During the year ended February 28, 2013, we incurred $51,711 in professional fees. These fees consisted of accounting and audit fees of $11,070, legal fees of $15,620,and transfer agent fees of $25,021. The legal fees were incurred by the company in relation to filing of our Registration Statement on the Form S-1. During the year ended February 29, 2012, we incurred $14,963 in professional fees, consisting of accounting and audit fees of $9,000, legal fees of $4,200, and transfer agent fees of $1,763.

The President of the Company provides management consulting services to the Company. During the year ended February 28, 2013, management consulting services of $18,000 were charged to operations compared to $24,000 during the year ended February 29, 2012. At February 28, 2013 and February 29, 2012, the Company owed $22,372 and $24,000, respectively, to the President of the Company for management consulting services.

The Chief Financial Officer of the Company provides consulting services to the Company. During the year ended February 28, 2013, consulting services of $18,000 were charged to operations compared to $24,000 during the year ended February 29, 2012. At February 28, 2013 and February 29, 2012 the Company owed $0 and $24,000 to the Chief Financial Officer of the Company for consulting services.

Other expenses represent bank charges, filing fees, office and travel expenses. The increase in these costs was attributable to implementation of our business plan and general corporate activities.

During the years ended February 28, 2013 and February 29, 2012, the company incurred depreciation expense of $528 and $703, respectively, associated with computer equipment purchased by the company in prior periods. In addition to operating expenses the company incurred $183 in foreign currency transaction gain during the year ended February 28, 2013, and $2,166 in foreign currency transaction loss during the year ended February 29, 2012.

Liquidity and Capital Resources

Working Capital	Year Ended February 28, 2013	Year Ended February 29, 2012
Current Assets	$5,000	$59,956
Current Liabilities	$23,833	$61,499
Working Capital	$(18,833)	$(1,543)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Year Ended February 28, 2013	Year Ended February 29, 2012
Cash provided by (used in) operating activities	$(76,654)		$(86,084)
Cash used in investing activities	$-	$	(-)
Cash provided by financing activities	$32,573		$50,500
Net increase (decrease) in cash	$(44,081)		$(35,584)

All our revenues for the years ended February 28, 2013 and February 29, 2012 were generated by the web development revenue stream.

Beside cash received from web development services in 2013 and 2012 we received proceeds from capital contributions from an officer during the year ended February 28, 2013 and from the issuance of 1,010,000 shares of common stock at $0.05 per share during the year ended February 29, 2012. During the year ended February 28, 2013 we issued 1,510,000 shares of common stock at $0.001 per share for services rendered totaling $75,500. We had no other sources of cash inflow during the reporting periods.

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

Our cash used in operating activities of $(76,654) for the year ended February 28, 2013 was primarily the result of our net loss plus non-cash charges, such as depreciation and amortization, and stock issued for services rendered. Cash flows resulting from changes in assets and liabilities include an increase in accounts payable, accounts payable – related party, a decrease in income taxes payable, and an increase due to discontinued operations.

Cash flows used in operating activities of $(133,346) for the year ended February 29, 2012 was due to our net loss and changes in assets and liabilities during the year ended February 29, 2012, including an increase due to discontinued operations.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the years ended February 28, 2013 and February 29, 2012.

Cash Flows from Financing Activities

Cash flows from financing activities of $32,573 for the year ended February 28, 2013 was due to capital contributions from an officer of the Company. Cash flows from financing activities of $50,500 for the year ended February 29, 2012 was due to 1,010,000 shares of common stock issued for cash at $0.05 per share.

Future Financings

At this time we do not anticipate the need for additional funding in the form of equity financing from the sale of our common stock during the next twelve months. We do not have any arrangements in place for any future equity financing.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JIU FENG INVESTMENT HONG KONG LTD.
(formerly LIBERTY VISION, INC.)
FEBRUARY 28, 2013 AND
FEBRUARY 29, 2012

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Jiu Feng Investment Hong Kong Ltd.
(formerly Liberty Vision, Inc.)
Shanghai, China

I have audited the accompanying balance sheets of Jiu Feng Investment Hong Kong Ltd. as of February 28, 2013 and February 29, 2012 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jiu Feng Investment Hong Kong Ltd. as of February 28, 2013 and February 29, 2012, and the  results of its operations and its cash flows for the years then ended   in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements the Company has suffered a loss from operations and has negative working capital and a stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	Ronald R. Chadwick, P.C.
May 1, 2013	RONALD R. CHADWICK, P.C.

JIU FENG INVESTMENT HONG KONG LTD.
(formerly LIBERTY VISION, INC.)
BALANCE SHEETS

ASSETS
	February 28,	February 29,
	2013	2012
Current Assets:
Cash	$5,000	$49,081
Accounts receivable	-	9,251
Prepaid expenses	-	1,624
Total current assets	5,000	59,956

Computer equipment, net	-	2,815
Total Assets	$5,000	$62,771

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$1,461	$6,965
Accounts payable - related party	22,372	48,000
Payroll taxes payable	-	5,010
Income taxes payable	-	1,524

Total current liabilities	23,833	61,499

Total Liabilities	23,833	61,499

Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized;
6,500,000 (2013) and 4,990,000 (2012) shares issued and outstanding	6,500	4,990
Additional paid-in capital	300,486	112,210
Accumulated deficit	(325,819)	(115,928)

Total stockholders' equity (deficit)	(18,833)	1,272

Total Liabilities and Stockholder's Equity (Deficit)	$5,000	$62,771

See acompanying notes to the financial statements

JIU FENG INVESTMENT HONG KONG LTD.
(formerly LIBERTY VISION, INC.)
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Feb. 28, 2013	Feb. 29, 2012

Revenues, net	$-	$-
Cost of revenues	-

Gross profit	-	-

Operating expenses:
Amortization & depreciation	-	-
General and administrative	93,939	-
	93,939	-

Gain (loss) from operations	(93,939)	-

Other income (expense):
Foreign curency translation	(49)	-
	(49)	-

Income (loss) from continuing operations
before provision for income taxes	(93,988)	-

Provision for income tax	-	-

Income (loss) from continuing operations	(93,988)	-

Discontinued operations:
Income (loss) from discontinued operations
(including gain on disposal of $2,430) - net of tax	(115,903)	(133,346)

Net income (loss)	$(209,891)	$(133,346)

Net income (loss) per share
(Basic and fully diluted):
Continuing operations	$(0)	$-
Discontinued operations	(0)	(0)
Total operations	$(0)	$(0)

Weighted average number of common shares outstanding	5,365,833	4,141,896

See accompanying notes to the financial statements

JIU FENG INVESTMENT HONG KONG LTD.
(formerly LIBERTY VISION, INC.)
STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional
	Common stock		Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance - February 28, 2011	3,980,000	$3,980	$62,720	$17,418	$84,118
Common stock issued for cash at $0.05 per share	1,010,000	1,010	49,490	-	50,500

Net loss for the year	-	-	-	(133,346)	(133,346)

Balance - February 29, 2012	4,990,000	$4,990	$112,210	$(115,928)	$1,272
Debt relief - related party	-	-	81,713	-	81,713
Capital contributions - related party	-	-	32,573	-	32,573
Compensatory stock issuances	1,510,000	1,510	73,990	-	75,500
Net loss for the year	-	-	-	(209,891)	(209,891)
Balance - February 28, 2013	6,500,000	$6,500	$300,486	$(325,819)	$(18,833)

See acompanying notes to the financial statements

JIU FENG INVESTMENT HONG KONG LTD.
(formerly LIBERTY VISION, INC.)
STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	February 28,	February 29,
	2013	2012
Cash Flows from Operating Activities:
Net Income (Loss)	$(209,891)	$(133,346)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Stock for services	75,500	-
Changes in Current Assets and Liabilities-
Accounts payable and accrued liabilities	1,461	-
Accounts payable - related party	22,372	-
Income taxes payable	(1,524)	-
Discontinued operations	35,428	47,262

Net Cash Provided by (Used in )Operating Activities	(76,654)	(86,084)

Cash Flows from Investing Activities:
	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Paid in capital	32,573	-
Proceeds from issuance of common stock	-	50,500

Net Cash Provided by Financing Activities	32,573	50,500

Net Increase (Decrease) In Cash	(44,081)	(35,584)

Cash - Beginning of Period	49,081	84,665

Cash - End of Period	$5,000	$49,081

Supplemental Disclosure of Cash Flow Information:
In fiscal year February 2013 former Officers contributed $81,713 in net liabilities to the capital of the Company.

Cash paid during the period for:
Interest	$-	$-

Income taxes	$1,549	$6,366

See acompanying notes to the consolidated financial statements

JIU FENG INVESTMENT HONG KONG LTD.
(formerly LIBERTY VISION, INC.)
FEBRUARY 28, 2013 AND
FEBRUARY 29, 2012
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

Jiu Feng Investment Hong Kong Ltd. (the “Company”), formerly Liberty Vision, Inc., was incorporated in the State of Nevada on September 29, 2009. The Company provides web development and marketing services for clients. On December 5, 2012 the Company disposed of its subsidiary corporation to a shareholder for a nominal sum, as well as other management operations. The loss on discontinued operations in fiscal year 2013 was $115,903, including a gain on disposal of $2,430. Former officers, directors and shareholders contributed net amounts due them of $81,713 to the capital of the Company, and directors and shareholders contributed $32,573 to the capital of the Company for debt payoffs.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses, if any. At February 29, 2013 and February 28, 2012 there was no allowance for doubtful accounts.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at February 29, 2013; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended February 29, 2013, and February 28, 2012.

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

The impairment charges, if any, is included in operating expenses in the accompanying statements of income and comprehensive income (loss).

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

All of the Company’s operations are carried out in U.S. Dollars. The Company uses the U.S. Dollar as its reporting currency as well as its functional currency, however from time to time, the Company incurs certain expenses in Canadian Dollars. The change in exchange rates between the U.S. Dollar, its reporting and functional currency and the Canadian Dollar, the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows upon settlement of the transaction. That increase or decrease in expected reporting currency cash flows is a foreign currency transaction gain or loss that generally is included in determining net income (loss) for the period in which the exchange rate changes.

The summary of our geographic information is as follows:

	Year Ended February 28, 2013			Year Ended February 29, 2012
	USA	Canada	Total	USA	Canada	Total

Revenues ($)	104,157	-	104,157	105,887	-	105,887
Long-lived assets ($)	-	-	-	-	2,815	2,815

All our sales and receivables were transacted in U.S. Dollars. Not all of our customers are located in the United States. All sales in each year were from discontinued operations.

Income taxes

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding at the reporting date for the years ended February 29, 2013 and February 28, 2012.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

In December 2012 upon sale of control of the Company, former Officers and Directors contributed $81,713 in net liabilities to the capital of the Company, and related party shareholders contributed $32,573 to capital for the retirement of debt. The Company in December 2012 issued 1,500,000 common shares to an Officer for services valued at $75,000.

NOTE 4 – INCOME TAX

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

For year end February 29, 2012 the Company incurred an income tax liability from discontinued operations of $1,524 which was paid in fiscal year 2013. At February 28, 2013, after the disposal of its subsidiary the Company had net operating loss carryforwards of approximately $82,000 which expire in 2033. The deferred tax asset of $12,000 created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance in 2013 was approximately $13,500.

NOTE 5 – GOING CONCERN

The Company has suffered a loss from operations and has a working capital and stockholders’ equity deficit, and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or related parties. By doing so, the Company hopes to generate sufficient capital to execute its business plan of selling web development and marketing services on an ongoing basis. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2013 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Item 9B. Other Information.

On December 5, 2012 the Company sold its subsidiary, Jiu Feng Media, Inc., o 0954842 BC LTD for a nominal sum.

On April 17, 2013, the Company entered into Employment Agreements with its president, Ms. Yan Li, and its secretary and treasurer, Mr. Robert Ireland. Ms. Yan’s agreement, which is attached to this Annual Report on Form 10-K as Exhibit 10.1, is retroactively effective as of December 4, 2012, for a term of 36 months (measured from December 4, 2012). Pursuant to the agreement, Ms. Li shall receive an annual salary of $78,000, and shall act as the company’s CEO.

Mr. Ireland’s agreement, which is attached to this Annual Report on Form 10-K as Exhibit 10.2, is retroactively effective as of December 4, 2012, for a term of 36 months (measured from December 4, 2012). Pursuant to the agreement, Mr. Ireland shall receive an annual salary of $78,000, and shall act as the company’s Secretary and Treasurer.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Position

Yan Li	President and Director

Robert Ireland	Secretary, Treasurer and Director

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

Biographical Information Regarding Officers and Directors

Ms. Yan Li, (46), is a permanent resident of Canada and has lived in Vancouver since 2008. Prior to living in Vancouver Ms. Li lived in Shanghai China. Ms. Li manages and is a member of the board of directors of several companies, including: Jiu Feng Investment Hong Kong Ltd from 2008 to date; Jiu Feng Investment Management Shanghai Ltd from 2000 to date; Shanghai Xiu Ling Hanhe Landscaping Engineering Ltd from 1999 to date; Biomark China Inc from 2008 to date; and JF-NAIC from 2012 to date. Her companies employ thousands of employees worldwide. Ms. Li holds a degree in financial and bank management from the Shanghai Financial Economical University.

Robert Ireland (49), is a resident of Canada, and has been CEO of Next Alternative Inc. since 2008 and was a prior CEO of Virtual Wave Inc. Mr. Ireland has served on several boards including Next Alternative Inc, Satelinx Inc, RoadStar GPS, and Virtual Wave Inc.

Mr. Ireland has over 18 years experience being a member of a Board of Directors for both public and private companies. His experience in this area of Internet and Web development comes from his company Virtual Wave Inc. which initially was an internet provider in the early years of the Internet and later developed several GPS applications for military, police etc., all web oriented.

Mr. Ireland was Chairman and CEO of Virtual Wave Inc. and in 2005 had 42 offices in 39 countries with over 5000 employees.

Mr. Ireland’s background is in law and computer science. He studied at the University of British Columbia and Carleton University. Mr. Ireland still holds an office at Carleton University. From 1985 to 1995 Mr. Ireland served as an adjudicator for the Province of Ontario and when he stepped down in 1995 he was a Senior Adjudicator for the province. He then started teaching at Carleton University and started Virtual Wave Inc.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers, during the past ten years, has been involved in any legal proceeding of the type required to be disclosed under applicable SEC rules, including:

1.
Any petition under the Federal bankruptcy laws or any state insolvency law being filed by or against, or a receiver, fiscal agent or similar officer being appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Conviction in a criminal proceeding, or being a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
Being the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
Being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) of this section, or to be associated with persons engaged in any such activity;

5.
Being found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We expect to adopt a code by the end of the current fiscal year.

Item 11. EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2013 and 2012 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
							Non-quali-
						Non-Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)

Oleg Gabidulin	2012	0	0	0	0	0	0	24,000	24,000
President, CEO

Vadim Erofeev, CFO,	2012	0	0	0	0	0	0	24,000	24,000
Treasurer

Marina Sherbatenko	2012	0	0	0	0	0	0	0	0
Secretary

Yan Li	2012	0	0	0	0	0	0	0	0
President	2013	0	0	0	0	0	0	0	0

Robert Ireland	2012	0	0	75,000	0	0	0	0	75,000
Secretary, Treasurer	2013	0	0	0	0	0	0	0	0

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

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as director for 2012 and 2013.

Option Exercises and Stock Vested

There were no options exercised or stock vested during the years ended February 29, 2013 and February 28, 2012.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 28, 2013 and as of the date of this Report: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of February 28, 2013, there were 6,500,000 shares of our common stock outstanding:

(1) Title of Class	(2) Name and address of beneficial owner	(3) Amount and Nature of Beneficial Ownership	(4) Percentage of Beneficial Ownership
Common	Yan Li, President & Director	3,980,000	61.2%
	Robert Ireland, Secretary, Treasurer & Director	1,500,000	23.1%
	All executive officers and directors as a group	5,480,000	84.3%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended February 28, 2013, Li Yan personally paid $22,372 for trade accounts payable on behalf of Jiu Feng Investment Hong Kong Ltd.

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

None of our directors are independent, as described in the standards for independence set forth in the Rules of the American Stock Exchange.

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. All of our directors are also officers of the Company, and we therefore have no independent directors.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended February 28, 2013, and February 29, 2012, we engaged Ronald R. Chadwick, P.C., as our independent auditor. For the years ended February 28, 2013, and February 29, 2012, we incurred fees as discussed below:

	Fiscal Year Ended
	February 28, 2013	February 29, 2012

Audit fees	$7,750	$7,750
Audit – related fees	Nil	Nil
Tax fees	$500	750
All other fees	Nil	1,320

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

PART IV

Item 15. EXHIBITS

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
10.1	Employment Agreement with President
10.2	Employment Agreement with Secretary / Treasurer
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*Incorporated by reference (filed on Form S-1 on)

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

JIU FENG INVESTMENT HONG KONG LTD.

Date: May 30, 2013	By:	/s/ Li Yan
Li Yan
President, Chief Executive Officer,
Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 30, 2013	By:	/s/ Li Yan
Li Yan
President, Chief Executive Officer,
Principal Executive Officer and Director

Date: May 30, 2013	By:	/s/ Robert Ireland
Robert Ireland
Treasurer, Chief Financial Officer,
Principal Financial Officer