Form 10-Q
period 2013-05-31
Jiu Feng Investment Hong Kong Ltd
filed 2013-07-15
CIK 1517389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

As of July 12, 2013, there are 6,500,000 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “Jiu Feng” and the “Registrant” refer to Jiu Feng Investment Hong Kong Ltd unless the context indicates another meaning.

JIU FENG INVESTMENT HONG KONG LTD

PART I – FINANCIAL INFORMATION

ITEM1.  FINANCIAL STATEMENTS

JIU FENG INVESTMENT HONG KONG LTD
MAY 31, 2013 AND 2012

Index to Financial Statements

Contents	Page (s)
Consolidated Balance Sheets at May 31, 2013 (Unaudited) and February 28, 2013	F-1
Consolidated Statements of Operations for the Three Months Ended May 31, 2013 and 2012 (Unaudited)	F-2
Consolidated Statements of Cash Flows for the Three Months Ended May 31, 2013 and 2012 (Unaudited)	F-3
Notes to the Consolidated Financial Statements (Unaudited)	F-4 – F-5

JIU FENG INVESTMENT HONG KONG LTD.
BALANCE SHEETS

ASSETS
	May 31,
	2013	February 28,
	(Unaudited)	2013
Current Assets:
Cash	$4,986	$5,000
Total current assets	4,986	5,000
Total Assets	$4,986	$5,000

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$1,461	$1,461
Accounts payable - related party	30,499	22,372

Total current liabilities	31,960	23,833

Total Liabilities	31,960	23,833

Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized;
6,500,000 shares issued and outstanding	6,500	6,500
Additional paid-in capital	300,486	300,486
Accumulated deficit	(333,960)	(325,819)
Total stockholders' equity (deficit)	(26,974)	(18,833)
Total Liabilities and Stockholder's Equity (Deficit)	$4,986	$5,000

See acompanying notes to the financial statements

JIU FENG INVESTMENT HONG KONG LTD.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	May 31, 2012	May 31, 2013

Revenues, net	$-	$-
Cost of revenues	-	-

Gross profit	-	-

Operating expenses:
General and administrative	-	8,141
	-	8,141

Gain (loss) from operations	-	(8,141)

Other income (expense):
	-	-

Income (loss) from continuing operations before provision for income taxes	-	(8,141)

Provision for income tax	-	-

Income (loss) from continuing operations	-	(8,141)

Discontinued operations:
Income (loss) from discontinued operations net of tax	(43,039)	-

Net income (loss)	$(43,039)	$(8,141)

Net income (loss) per share
(Basic and fully diluted):
Continuing operations	$-	$(0)
Discontinued operations	(0)	-
Total operations	$(0)	$(0)

Weighted average number of common shares outstanding	4,990,000	6,500,000

See acompanying notes to the financial statements

JIU FENG INVESTMENT HONG KONG LTD.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	May 31, 2012	May 31, 2013

Cash Flows from Operating Activities:
Net Income (Loss)	$(43,039)	$(8,141)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in Current Assets and Liabilities-
Accounts payable - related party	-	8,127
Discontinued operations	26,746	-

Net Cash Provided by (Used in )Operating Activities	(16,293)	(14)

Cash Flows from Investing Activities:
	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
	-	-
Net Cash Provided by Financing Activities	-	-

Net Increase (Decrease) In Cash	(16,293)	(14)

Cash - Beginning of Period	49,081	5,000

Cash - End of Period	$32,788	$4,986

Supplemental Disclosure of Cash Flow Information:

In fiscal year February 2013 former Officers contributed $81,713 in net liabilities to the capital of the Company.

Cash paid during the period for:
Interest	$-	$-
Income taxes	$1,549	$-

See acompanying notes to the financial statements

JIU FENG INVESTMENT HONG KONG LTD.
QUARTER ENDED MAY 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Jiu Feng Investment Hong Kong Ltd. (the “Company”) was incorporated under the laws of the State of Nevada on September 29, 2009.  The Company’s business purpose is to provide web development and marketing services for clients in the United States and international markets.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated or straight line methods over each item's estimated useful life.

JIU FENG INVESTMENT HONG KONG LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms.

Income tax

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

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, approximates fair value.

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

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

Our Business

Jui Feng Investment Hong Kong, Ltd., (the “Company” also the “Registrant”) was formed on September 29, 2009 under the name Liberty Vision, Inc.    On January 27, 2011, the Company formed a wholly owned subsidiary, Jui Feng Media, Inc., an Ontario, Canada Corporation (“LVMI”). The subsidiary was incorporated to facilitate payroll transactions for the employees.  LVMI was subsequently disposed of on December 5, 2012 for a nominal sum.  On December 16, 2012, the Registrant changed its name to Jui Feng Investment Hong Kong, Ltd. On January 27, 2013, the Company announced the change of their ticker symbol from “LBYV” to “JFIL”.

Jui Feng Investment Hong Kong, Inc. is a full service web design and online marketing agency, providing services such as web design and development and online marketing solutions that enable small businesses to build and maintain an effective presence online. To date, we have focused on providing one-off services such as development of a fully functioning website to small business clients.

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

Web Analytics Implementation
It is essential to know who is coming to a website, where they are coming from, what keywords they are using to find the site, and what they are interested in once they have arrived. Jui Feng helps with implementation of Google Analytics, a web statistics package that provides all this information.

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

Results of Operations

For the three months ended May 31, 2013 compared to the three months ended May 31, 2012

Revenue

We generate revenue from sales of website development services. Our gross revenue from web development services for the three months ended May 31, 2013, was $0 compared to $0 for the same period.  Our cost of revenues for the same period ended May 31, 2013, was $0 (May 31, 2012: $0) resulting in a gross profit of $0 (May 31, 2012: $0).

Operating Costs and Expenses

The major components of our expenses for the three months ended May 31, 2013 and 2012 are outlined in the table below:

	Three Months Ended May 31, 2013	Three Months Ended May 31, 2012	Increase (Decrease) %
Payroll Expenses	$0	$56,821	(100.00)
Professional fees	$7,069	$11,700	(39.58)
Officer compensation	$0	$18,000	(100.00)
Consulting	$0	$18,000	(100.00)
Other	$1,058	$11,518	(90.81)
Depreciation	$0	$528	(100.00)
Rent	$0	$1,657	(100.00)

	$8,127	$118,224	(93.13)

The decrease in our operating costs for the three months ended May 31, 2013, compared to the same period in our fiscal 2012, was due to the decrease in our corporate activities, payroll expenses, decrease in expenses related to implementation of our business plan and decrease in professional fees associated with our reporting obligations under the Securities Exchange Act. During the three-month period ended May 31, 2013, we had no full-time employees compared to two in the same period in fiscal 2012; therefore our payroll expenses were decreased by $56,821. We incurred $7,069 (May 31, 2012: $11,700) in professional fees during the first three months of our fiscal 2013.

The President of the Company provides management consulting services to the Company. During the three months ended May 31, 2013, management consulting services of $0 (May 31, 2012: $18,000) were charged to operations. The Chief Financial Officer of the Company provides consulting services to the Company. During the three months ended May 31, 2013, consulting services of $0 (May 31, 2012: $18,000) were charged to operations.

Other expenses represent bank charges, filing fees, office and travel expenses.  The decrease in these costs was attributable to changes in our business plan and general corporate activities.

During the three months ended May 31, 2013, the Company incurred a depreciation expense of $0, compared to $528 for the same period in our fiscal 2012.

Liquidity and Capital Resources

Working Capital

	Three Months Ended May 31, 2013	Year Ended February 28, 2013
Current Assets	$4,986	$5,000
Current Liabilities	$31,960	$23,833
Working Capital	$(26,974)	$(18,833)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Three Months Ended May 31, 2013	Three Months Ended May 31, 2012
Cash provided by (used in) operating activities	$(16,293)	$(14)
Cash used in investing activities	-	-
Cash provided by financing activities	-	-
Net increase (decrease) in cash	$(16,293)	$(14)

Our cash received during the three months ended May 31, 2013 was generated from providing web development services.  No shares were sold during the three months ended May 31, 2013 and 2012.

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

Three Months ended May 31, 2013 and 2012

Our cash used in operating activities of $(16,293) for the three months ended May 31, 2013 was primarily the result of our net income plus non-cash charges, such as depreciation and amortization. Cash flows resulting from changes in assets and liabilities include decrease in accounts receivable, prepaid expenses, income taxes payable and payroll taxes payable and increase in accounts payable and accrued liabilities and amounts due to related party. The decrease in accounts receivable was mostly due to collection of amounts due from clients as of February 29, 2013. The decrease in prepaid expenses was due to utilizing of the payroll tax credit from 2011 and reduction of the prepaid expense to a transfer agent. The increase in accounts payable and accrued liabilities reflected the increase in our general operating expenses incurred during the three months ended May 31, 2013 that remained unpaid at the end of the reporting period.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the three months ended May 31, 2013 and 2012.

Cash Flows from Financing Activities

We did not generate any cash from financing activities during the three months ended May 31, 2013 and 2012.

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

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of May 31, 2013, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

JIU FENG INVESTMENT HONG KONG LTD

Date: July 15, 2013	By:	/s/ Yan Li
Yan Li, President and Director