Form 10-Q
period 2013-08-31
Jiu Feng Investment Hong Kong Ltd
filed 2013-10-15
CIK 1517389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

As of October 10, 2013, there are 6,500,000 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “Jiu Feng” and the “Registrant” refer to Jiu Feng Investment Hong Kong Ltd unless the context indicates another meaning.

JIU FENG INVESTMENT HONG KONG LTD

PART I – FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

JIU FENG INVESTMENT HONG KONG LTD
AUGUST 31, 2013 AND 2012

Index to Financial Statements

Contents	Page (s)

Consolidated Balance Sheets at August 31, 2013 (Unaudited) and February 28, 2013	F-1
Consolidated Statements of Operations for the Six Months Ended August 31, 2013 and 2012 (Unaudited)	F-2
Consolidated Statements of Cash Flows for the Six Months Ended August 31, 2013 and 2012 (Unaudited)	F-3
Notes to the Consolidated Financial Statements (Unaudited)	F-4 – F-5

JIU FENG INVESTMENT HONG KONG LTD.
BALANCE SHEETS

ASSETS

	August 31,
	2013	February 28,
	(Unaudited)	2013
Current Assets:
Cash	$4,986	$5,000

Total current assets	4,986	5,000

Total Assets	$4,986	$5,000

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$1,461	$1,461
Accounts payable - related party	65,263	22,372

Total current liabilities	66,724	23,833

Total Liabilities	$66,724	$23,833

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized;
4,990,000 shares issued and outstanding	$6,500	$6,500
Additional paid-in capital	300,486	300,486
Accumulated deficit	(368,724)	(325,819)

Total stockholders' equity (deficit)	(61,738)	(18,833)

Total Liabilities and Stockholder's Equity (Deficit)	$4,986	$5,000

See accompanying notes to the financial statements

JIU FENG INVESTMENT HONG KONG LTD.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2013	2012	2013	2012

Revenues, net	$-	$40,502	$-	$94,549

Cost of Revenues	-	13,689	-	25,965

Gross Profit	-	26,813	-	68,584

Operating Expenses:
General and administrative-
Payroll expenses	-	21,041	-	69,703
Professional fees	11,333	15,123	18,402	33,441
Officer compensation	-	6,000	-	12,000
Consulting	20,700	6,000	20,700	12,000
Other	2,731	12,170	3,803	16,224
Depreciation	-	176	-	352
Rent	-	527	-	867

Total operating expenses	34,764	61,037	42,905	144,587

Loss from Operations	(34,764)	(34,224)	(42,905)	(76,003)
	-	-	-	-
Other (Income) Expense
Foreign currency transaction loss	-	527	-	1,787

Total Other (Income) Expense	-	527	-	1,787

Provision (Benefit) for Income Taxes	-	-	-	-

Net Income (Loss)	$(34,764)	$(34,751)	$(42,905)	$(77,790)

Net Income (Loss) Per Common Share:
Net income (loss) per common share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	4,990,000	4,990,000	4,990,000	4,990,000

See accompanying notes to the financial statements

JIU FENG INVESTMENT HONG KONG LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	August 31,	August 31,
	2012	2013

Cash Flows from Operating Activities:
Net Income (Loss)	$(77,790)	$(42,905)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	352	-
Changes in Current Assets and Liabilities-
Accounts receivable	2,218	-
Prepaid expenses	1,624	-
Income tax receivable	-	-
Accounts payable and accrued liabilities	15,279	-
Accounts payable - related party	24,000	42,891
Payroll taxes payable	(2,041)	-
Income taxes payable	(1,524)	-

Net Cash Provided by (Used in ) Operating Activities	(37,882)	(14)

Cash Flows from Investing Activities	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	-	-

Net Cash Provided by Financing Activities	-	-

Net Increase (Decrease) In Cash	(37,882)	(14)

Cash - Beginning of Period	49,081	5,000

Cash - End of Period	$11,199	$4,986

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$1,584	$-

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

Results of Operations

For the three months ended August 31, 2013 compared to the three months ended August 31, 2012

Revenue

We generate revenue from sales of website development services. Our gross revenue from web development services for the three months ended August 31, 2013, was $0 compared to $0 for the same period. Our cost of revenues for the same period ended August 31, 2013, was $0 (August 31, 2012: $0) resulting in a gross profit of $0 (August 31, 2012: $0).

Operating Costs and Expenses

The major components of our expenses for the three months ended August 31, 2013 and 2012 are outlined in the table below:

	Three Months Ended August 31, 2013	Three Months Ended August 31, 2012	Increase (Decrease) %
Payroll Expenses	$0	$21,041	100.00
Professional fees	$11,333	$15,123	33.44
Officer compensation	$0	$6,000	100.00
Consulting	$20,700	$6,000	(71.01)
Other	$2,731	$12,170	345.62
Depreciation	$0	$176	100.00
Rent	$0	$527	100.00
	$34,764	$61,037	75.58

The decrease in our operating costs for the three months ended August 31, 2013, compared to the same period in our fiscal 2012, was due to the decrease in our corporate activities, payroll expenses, decrease in expenses related to implementation of our business plan and decrease in professional fees associated with our reporting obligations under the Securities Exchange Act. During the three-month period ended August 31, 2013, we had no full-time employees compared to two in the same period in fiscal 2012; therefore our payroll expenses were decreased by $21,041. We incurred $11,333 in professional fees for the period ended August 31, 2013 compared to $15,123 for the same period in fiscal 2012.

The President of the Company provides management consulting services to the Company. During the six months ended August 31, 2013, management consulting services of $20,700 (August 31, 2012: $6,000) were charged to operations.

Other expenses represent bank charges, filing fees, office and travel expenses. The decrease in these costs was attributable to changes in our business plan and general corporate activities.

During the six months ended August 31, 2013, the Company incurred a depreciation expense of $0, compared to $176 for the same period in our fiscal 2012.

Liquidity and Capital Resources

Working Capital

	Six Months Ended August 31, 2013	Year Ended February 28, 2013
Current Assets	$4,986	$5,000
Current Liabilities	$66,724	$23,833
Working Capital	$(61,738)	$(18,833)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Six Months Ended August 31, 2013	Six Months Ended August 31, 2012
Cash provided by (used in) operating activities	$(37,882)	$(14)
Cash used in investing activities	-	-
Cash provided by financing activities	-	-
Net increase (decrease) in cash	$(37,882)	$(14)

Our cash received during the six months ended August 31, 2013 was generated from providing web development services. No shares were sold during the six months ended August 31, 2013 and 2012.

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

Six Months ended August 31, 2013 and 2012

Our cash used in operating activities of $(37,882) for the six months ended August 31, 2013 was primarily the result of our net income plus non-cash charges, such as depreciation and amortization. Cash flows resulting from changes in assets and liabilities include decrease in accounts receivable, prepaid expenses, income taxes payable and payroll taxes payable and increase in accounts payable and accrued liabilities and amounts due to related party. The decrease in accounts receivable was mostly due to collection of amounts due from clients as of February 29, 2013. The decrease in prepaid expenses was due to utilizing of the payroll tax credit from 2011 and reduction of the prepaid expense to a transfer agent. The increase in accounts payable and accrued liabilities reflected the increase in our general operating expenses incurred during the six months ended August 31, 2013 that remained unpaid at the end of the reporting period.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the six months ended August 31, 2013 and 2012.

Cash Flows from Financing Activities

We did not generate any cash from financing activities during the six months ended August 31, 2013 and 2012.

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

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of August 31, 2013, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
_________
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

JIU FENG INVESTMENT HONG KONG LTD

Date: October 15, 2013	By:	/s/ Yan Li
Yan Li, President and Director