Form 10-Q
period 2013-11-30
Jiu Feng Investment Hong Kong Ltd
filed 2014-01-21
CIK 1517389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

As of January 21, 2014, there are 6,500,000 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “Jiu Feng” and the “Registrant” refer to Jiu Feng Investment Hong Kong Ltd unless the context indicates another meaning.

JIU FENG INVESTMENT HONG KONG LTD

PART I – FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

JIU FENG INVESTMENT HONG KONG LTD
FOR THE THREE AND NINE MONTH PERIODS ENDED NOVEMBER 30, 2013 AND 2012

 JIU FENG INVESTMENT HONG KONG LTD.
BALANCE SHEETS

	November 30, 2013 (Unaudited)	February 28, 2013 (Audited)
ASSETS
Current Assets:
Cash	$4,986	$5,000
Total current assets	4,986	5,000

Total Assets	$4,986	$5,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$1,461	$1,461
Loan payable - related party	85,298	22,372
Total current liabilities	86,759	23,833

Total Liabilities	86,759	23,833

Commitments and Contingencies

Stockholders' Deficit:

Common stock, par value $0.001 per share, 75,000,000 shares authorized; 6,500,000 shares issued and outstanding	6,500	6,500
Additional paid-in capital	300,486	300,486
Accumulated deficit	(388,759)	(325,819)
Total stockholders' deficit	(81,773)	(18,833)

Total Liabilities and Stockholders' Deficit	$4,986	$5,000

The accompanying notes are an integral part of these financial statements

JIU FENG INVESTMENT HONG KONG LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012

Revenues, net	$-	$9,608	$-	$104,157
Cost of Revenues	-	12,062	-	38,027
Gross Profit (Loss)	-	(2,454)	-	66,130
Operating Expenses:
Payroll expenses	-	20,669	-	90,372
Professional fees	2,606	2,100	21,017	35,541
Officer compensation		6,000	-	18,000
Consulting	16,074	6,000	37,404	18,000
Other	1,355	2,372	4,519	18,596
Depreciation	-	176	-	528
Rent	-	526	-	1,393
Total operating expenses	20,035	37,843	62,940	182,430

Loss from Operations	(20,035)	(40,297)	(62,940)	(116,302)

Other (Income) Expense
Foreign currency transaction loss	-	247	-	2,034
Total Other (Income) Expense	-	247	-	2,034

Loss before taxes	(20,035)	(40,544)	(62,940)	(116,300)

Provision (Benefit) for Corporate Taxes	-	-	-	-

Net Income (Loss)	$(20,035)	$(40,544)	$(62,940)	$(118,334)

Net Income (Loss) Per Common Share:
Basic and Diluted	$(0.00)*	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	6,500,000	4,990,000	6,500,000	4,990,000

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these financial statements

JIU FENG INVESTMENT HONG KONG LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended November 30,
	2013	2012
Cash Flows from Operating Activities:
Net Income (Loss)	$(62,940)	$(118,334)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	-	528
Changes in operating assets and liabilities:
Accounts receivable	-	9,251
Prepaid expenses	-	1,624
Accounts payable and accrued liabilities	-	26,511
Payroll taxes payable	-	(2,062)
Income taxes payable	-	(1,524)
Net Cash Provided by (Used in ) Operating Activities	(62,940)	(84,006)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities:
Loan payable - related party	62,926	36,000
Net Cash Provided by (Used in) Operating Activities	62,926	36,000

Net Increase (Decrease) In Cash	(14)	(48,006)

Cash - Beginning of Period	5,000	49,081

Cash - End of Period	$4,986	$1,075

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non Cash Financing and Investing Activities
Accrued compensation - officer - forgiven and contributed to capital	$-	$84,000
Advances from stockholder - forgiven and contributed to capital	$-	$32,573

The accompanying notes are an integral part of these financial statements

JIU FENG INVESTMENT HONG KONG LTD.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED
NOVEMBER 30, 2013 AND 2012

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operation

Jiu Feng Investment Hong Kong Ltd. (the “Company”), was incorporated under the laws of the State of Nevada on September 29, 2009 under the name Liberty Vision, Inc. The Company changed its name to Jiu Feng Investment Hong Kong Ltd on December 16, 2012.  The Company is a full service web design and online marketing agency, providing services such as web design and development and online marketing solutions that enable small businesses to build and maintain an effective presence online.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since incorporation (September 29, 2009) resulting in an accumulated deficit of $388,759 as of November 30, 2013 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, the private placement of common stock.

Summary of Significant Accounting Policies

Unaudited Interim Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted February 28 fiscal year end.

JIU FENG INVESTMENT HONG KONG LTD.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED
NOVEMBER 30, 2013 AND 2012

NOTE 1 – ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Summary of Significant Accounting Policies Cont.

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

Income tax
The Company accounts for income taxes pursuant to ASC 740, “Income Taxes”. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Financial Instruments
The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, approximates fair value.

JIU FENG INVESTMENT HONG KONG LTD.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED
NOVEMBER 30, 2013 AND 2012

NOTE 1 – ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Summary of Significant Accounting Policies Cont.

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

Revenue Recognition
The Company will recognize revenue in accordance with ASC. 605, “Revenue Recognition”. ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and nine months period ended November 30, 2013 and 2012.

Net income (loss) per share
The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

No potentially dilutive securities were issued and outstanding the three and nine month periods ended November 30, 2013 and 2012.

Reclassifications
Certain amounts previously presented for prior years have been reclassified. The reclassification had no effect on net loss, total assets or total stockholders’ deficit.

Recent accounting pronouncements
The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the Company’s financial statements.

JIU FENG INVESTMENT HONG KONG LTD.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED
NOVEMBER 30, 2013 AND 2012

NOTE 2 – LOAN PAYABLE - RELATED PARTY

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

As of November 30, 2013, the Company had a $85,298 loan outstanding with shareholder of the Company. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 3 – COMMON STOCK

The Company has 75,000,000 shares of common shares authorized with a par value of $ 0.001 per share.

No shares of common stock were issued during the three and nine months ended November 30, 2013.

Total shares outstanding as of November 30, 2013 were 6,500,000.

NOTE 4 – INCOME TAXES

As of November 30, 2013, the Company had net operating loss carry forwards of $388,759 that may be available to reduce future years’ taxable income through 2029 - 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to November 30, 2013 to the date these financial statements were filed with the Securities and Exchange Commission, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our Business

Jiu Feng Investment Hong Kong, Ltd., (the “Company”,“the “Registrant”, “we”, “us” or “our”) was formed on September 29, 2009 under the name Liberty Vision, Inc.    On January 27, 2011, the Company formed a wholly owned subsidiary, Jiu Feng Media, Inc., an Ontario, Canada Corporation (“LVMI”). The subsidiary was incorporated to facilitate payroll transactions for the employees.  LVMI was subsequently disposed of on December 5, 2012 for a nominal sum.  On December 16, 2012, the Registrant changed its name to Jiu Feng Investment Hong Kong, Ltd. On January 27, 2013, the Company announced the change of their ticker symbol from “LBYV” to “JFIL”.

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

Web Marketing

Paid Search Advertising
Paid search advertising refers to search engine advertising such as Google AdWords (Yahoo and MSN have similar paid search programs available). Search advertisements are targeted to match key search terms (called keywords) entered on search engines. We help our clients manage their search campaigns by:

●	Selecting targeted keywords and monitoring their effectiveness.
●	Creating relevant ad text that is likely to convert leads into new clients.
●	Structuring and optimizing campaigns for better performance and maximum results.
●	Providing monthly client reporting to communicate the strategies we’ve implemented and recommendations for future improvement.
●	Developing and researching possible new avenues of online marketing to build the new client base.

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

Results of Operations

For the three months ended November 30, 2013 compared to the three months ended November 30, 2012

Revenue

We generate revenue from sales of website development services. Our gross revenue from web development services for the three months ended November 30, 2013 was $0 compared to $9,608 for the three months ended November 30, 2012.

Cost of Revenue

Our cost of revenues for the period ended November 30, 2013 was $0 compared to $12,062 for the three months ended November 30, 2012.

Gross Profit (Loss)

We recognized a gross profit (loss) of $0 for the three months ended November 30, 2013 compared to a gross loss of $2,454 for the three months ended November 30, 2012 due to the factors discussed above.

Operating Expenses

The major components of our operating expenses for the three months ended November 30, 2013 and 2012 are outlined in the table below:

	Three Months Ended November 30, 2013	Three Months Ended November 30, 2012	Increase (Decrease) %
Payroll Expenses	$--	$20,669	(100.00)
Professional fees	2,606	2,100	24.10
Officer compensation	--	6,000	(100.00)
Consulting	16,074	6,000	167.90
Other	1,355	2,372	(42.88)
Depreciation	--	176	(100.00)
Rent	--	526	(100.00)
Total operating expenses	$20,035	$37,843	(47.06)

The decrease in our operating costs for the three months ended November 30, 2013, compared to the same period in our fiscal 2012, was due to the decrease in our corporate activities, payroll expenses, and the decrease in expenses related to implementation of our business plan. During the three-month period ended November 30, 2013, we had no full-time employees compared to two in the same period in fiscal 2012; therefore our payroll expenses were decreased by $20,669. We incurred $2,606 in professional fees for the period ended November 30, 2013 compared to $2,100 for the same period in fiscal 2012.

The President of the Company provides management consulting services to the Company. During the three months ended November 30, 2013, management consulting services of $16,074 (November 30, 2012: $6,000) were charged to operations.

Other expenses represent bank charges, filing fees, office and travel expenses. The decrease in these costs was attributable to changes in our business plan and general corporate activities.

During the three months ended November 30, 2013, the Company incurred a depreciation expense of $0, compared to $176 for the same period in our fiscal 2012.

Net Loss

For the three months ended November 30, 2013, we recognized a net loss of $20,035 compared to a net loss of $40,544 for the corresponding period in 2012.  The decrease in net loss was primarily due to decreases in operating expenses.

For the nine months ended November 30, 2013 compared to the nine months ended November 30, 2012

Revenue

We generate revenue from sales of website development services. Our gross revenue from web development services for the nine months ended November 30, 2013 was $0 compared to $104,157 for the nine months ended November 30, 2012.

Cost of Revenue

Our cost of revenues for the period ended November 30, 2013 was $0 compared to $38,027 for the nine months ended November 30, 2012.

Gross Profit (Loss)

We recognized a gross profit (loss) of $0 for the nine months ended November 30, 2013 compared to a gross profit of $66,130 for the nine months ended November 30, 2012 due to the factors discussed above.

Operating Expenses

The major components of our operating expenses for the nine months ended November 30, 2013 and 2012 are outlined in the table below:

	Nine Months Ended November 30, 2013	Nine Months Ended November 30, 2012	Increase (Decrease) %
Payroll Expenses	$-	$90,372	(100.00)
Professional fees	21,017	35,541	(40.87)
Officer compensation	-	18,000	(100.00)
Consulting	37,404	18,000	107.80
Other	4,519	18,596	(75.70)
Depreciation	-	528	(100.00)
Rent	-	1,393	(100.00)
Total operating expenses	$62,940	$182,430	(65.50)

The decrease in our operating costs for the nine months ended November 30, 2013, compared to the same period in our fiscal 2012, was due to the decrease in our corporate activities, payroll expenses, and the decrease in expenses related to implementation of our business plan.  During the nine-month period ended November 30, 2013, we had no full-time employees compared to two in the same period in fiscal 2012; therefore our payroll expenses were decreased by $90,372. We incurred $21,017 in professional fees for the nine months ended November 30, 2013 compared to $35,541 for the same period in fiscal 2012.

The President of the Company provides management consulting services to the Company. During the nine months ended November 30, 2013, management consulting services were $37,404 (November 30, 2012: $18,000) were charged to operations.

Other expenses represent bank charges, filing fees, office and travel expenses.  The decrease in these costs was attributable to changes in our business plan and general corporate activities.

During the nine months ended November 30, 2013, the Company incurred a depreciation expense of $0, compared to $528 for the same period in our fiscal 2012.

During the nine months ended November 30, 2013, the Company incurred rent expense of $0, compared to $1,393 for the same period in our fiscal 2012.

Net Loss

For the nine months ended November 30, 2013, we recognized a net loss of $62,940 compared to a net loss of $118,334 for the corresponding period in 2012.  The decrease in net loss was primarily due to decreases in operating expenses.

Liquidity and Capital Resources

Working Capital

	November 30, 2013	February 28, 2013
Current Assets	$4,986	$5,000
Current Liabilities	$86,759	$23,833
Working Capital	$(81,773)	$(18,833)

Cash Flow for the nine months ended November 30, 2013 compared to the nine months ended November 30, 2012

The table below, for the periods indicated, provides selected cash flow information:

	Nine Months Ended November 30, 2013	Nine Months Ended November 30, 2012
Cash (used in) operating activities	$(62,940)	$(84,006)
Cash provided by (used in) investing activities	$-	$-
Cash provided by financing activities	$62,926	$36,000
Net (decrease) in cash	$(14)	$(48,006)

During the next 12 months we intend to increase our revenues by offering other services to our existing clients, including paid search advertising, social and viral marketing, blogging, and search engine optimization. These services will provide additional cash inflow for our working capital. There is no guarantee that our clients will sign up for one or more of these services. In this case we will retain website development services and equity financing as our primary sources of financing our operations.

Cash Flows from Operating Activities

Our net cash used in operating activities decreased by $21,066 in the nine months ended November 30, 2013 compared to that in the nine months ended November 30, 2012, representing a decrease of 25.08%. The decrease of net cash used in operating activities was primarily the result of our net income plus non-cash charges, such as depreciation and amortization. Cash flows resulting from changes in assets and liabilities include decrease in accounts receivable, prepaid expenses, income taxes payable and payroll taxes payable and increase in accounts payable and accrued liabilities and amounts due to related party. The decrease in accounts receivable was mostly due to collection of amounts due from clients as of February 29, 2013. The decrease in prepaid expenses was due to utilizing of the payroll tax credit from 2011 and reduction of the prepaid expense to a transfer agent. The increase in accounts payable and accrued liabilities reflected the increase in our general operating expenses incurred during the nine months ended November 30, 2013 that remained unpaid at the end of the reporting period.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the nine months ended November 30, 2013 and 2012.

Cash Flows from Financing Activities

Our cash provided by financing activities increased from $36,000 for the nine months ended November 30, 2012 to $62,926 for the nine months ended November 30, 2013, representing an increase of 74.79%, which was due to a related party loan in the amount of $62,926.

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

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of November 30, 2013, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

JIU FENG INVESTMENT HONG KONG LTD

Dated: January 21, 2014	By:	/s/ Yan Li
Yan Li,
President and Director