Form 10-K
period 2014-02-28
Jiu Feng Investment Hong Kong Ltd
filed 2014-06-20
CIK 1517389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the 1,920,000 shares of common stock held by non-affiliates as of the last business day of the Company’s second fiscal quarter was $3,417,600.

As of June 19, 2014, there are 8,500,000 shares of common stock outstanding.

JUI FENG INVESTMENT HONG KONG, INC.

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

ITEM 1. BUSINESS

Jiu Feng Investment Hong Kong, Inc., (the “Company” also the “Registrant”) was formed on September 29, 2009 under the name Liberty Vision, Inc. On December 16, 2012, the Registrant changed its name to: Jiu Feng Investment Hong Kong, Inc. On January 27, 2013, Jiu Feng Investment Hong Kong Ltd. (the “Company”), issued a press release announcing the change of their ticker symbol from “LBYV” to “JFIL”. On July 24, 2013, the Company changed its business sector to the medical sector. On September 30, 2013, the Company entered into a world-wide five year licensing agreement (the “Agreement”) with BioMark Technologies (Asia) Limited ("BioMark") whereby the Company is licensed to sell, market, and/or distribute certain products pertaining to the health care industry (the “Licensed Products”); and to conduct research and development of BioMark’s cancer detection scanning technology.

Description of Business

The Company develops and markets medical products under license from BioMark. The products currently marketed include Bone-Induction Artificial Bone (BIAB) products and Vacuum Sealing Drainage (VSD) products. The Company is also licensed to conduct research and development of BioMark’s cancer detection scanning technology. In the event that the research and development of BioMark’s cancer detection scanning technology provides marketable technology, the Company shall have the right of first refusal to a license to market, sell and distribute such cancer detection scanning technology.

Licensed Products:

The primary Licensed Products include the following BIAB and VSD products:

Name	Description
VSD 1	Negative pressure drainage special bolster
VSD 2	Negative pressure drainage special bolster
VSD 3	Medical Operation Film
VSD 4	Medical Operation Film
VSD 5	Negative pressure drainage device
VSD 6	Negative pressure drainage device
Bone induction Artificial bone A1	Bone induction to tissue regeneration membrane
Artificial bone A1	Artificial bone to tissue regeneration membrane
Bone induction Artificial bone A2	Bone induction to albumin layer
Artificial bone A2	Artificial bone to collagen layer
Bone induction Artificial bone A3	Bone induction to regeneration microporous membrane
Artificial bone A3	Artificial bone to regeneration microporous membrane
Bone induction Artificial bone A4	Bone induction to microporous albumin layer
Artificial bone A4	Artificial bone to microporous albumin layer
Xishu Qing	Gynecological antibacterial care dressing
Microcyn Skin and Wound Hydrogel	Gel dressing
Incision protection sleeve	Incision protection sleeve
Kangfu Shengyuan	Collagen antimicrobial dressing

I. Bone-Induction Artificial Bone

BIAB has completed over 200 animal tests, 5000 clinical trail tests, and was approved by the State Food and Drug Administration of China (“SFDA”) in 2006. The BIAB won the second prize of 2007 China National Natural Science. VSD also has been approved by SFDA in 2006.

BIAB is a bionic porous repairing bone material which is made of calcium phosphate through a special process. Its composition and structure is similar with the natural mineral of human bone, which stands for its predominant biocompatibility, biological activity and biological safety. It helps to absorb human self’s BMP growth factor; it also regulates gene function to induct bone regeneration, shorter the convalescence, and meet the target of repairing bone defect permanently. The advanced artificial bone is used: (i) in repairing traumatic bone defects; (ii) in repairing bone defect after complete removal of bone tissue as required in the treatment of certain diseases including bone tumor, bone tuberculosis, chronic osteomyelitis, osteofibrous dysplasia, delayed union, nonunion, and false joint fracture; (iii) for treatment of bone loss or bone defects caused by congenital malformation; (iv) as a filling material for spinal fusion, joint fusion, and orthopedic bone grafting; and (v) as a filling material for bone grafting fusion and decompressive laminectomy.

Product Characteristics:

The BIAB provides three-dimensional support structure and the physical and chemical composition which is similar to the body's natural bone mineral. They reassembled in human body’s environment. It can help lead the fibrous tissue and bone marrow stromal stem cells to grow into the porous of the material, thus obtains the essential multipotent mesenchymal cells for bone formation and provide the growth support of cells.

The human body fluid contains BMP and other growth factors, but the content is too low, and is not enough to cause induction phenomena happen. The specific composition and structure of BIAB provides the growth factor with binding sites. The material implanted could selectively enrich and adsorb the bone growth factors in the blood and fluid of human body. The implantation of growth factor in the microenvironment will induce mesenchymal cells to the osteoblasts differentiation and new bone growth threshold. Under the synergistic effect of bone induction of signaling molecules and biological environment, BIAB can promote bone gene up-regulation, enhance down-stream gene function, and regulate cell movement in the direction of bone differentiation.

As the cells and nutrients transfer through the porous structure, the BMP growth factors cause the formation and maturation of new bone within the Bone-induction artificial bone. The implanted materials are thus gradually replaced with new bone, and the new bone finishes growth and ossification.

This innovative material provides several benefits:

1.	Optimizes bone conduction performance
2.	Precise osteo-induction
3.	Rapid bone formation
4.	Suitable biodegradation absorption and ossification
5.	Long-term safety of implantation.

Comparison with other products

Category	Advantage and Disadvantage
Autogenous bone graft material
• Bone conduction and bone induction property
• None immunological rejection
• May damage healthy tissue, cause secondary vulnus to patients
• Source of bone is limited; operation lasts longer, higher risk of intra-operative bleeding and infection
• May cause injury and pain around the bone

Allogenic bone transplantation material and Xenogeneic bone transplantation material
• Only bone conduction property, no bone induction property
• Limit Source
• Potential of immunological rejection and spreading underlying diseases
• May cause over reaction with large numbers of applications

Traditional artificial synthetic material	• Good biocompatibility and bone conduction property • No bone induction; absorptivity does not match the speed of bone growth • Only for filing material, not for bone tissue regeneration
External growth factor and bone matrix removal protein
• Bone induction
• External source
• No mechanical strength, need support material in practices
• Potential risk of immunological rejection and spreading underlying diseases
• High requirements for storage and transportation
• Not fully mature technology

BioMark’s Bone-induction artificial bone
• Both bone conduction and safe bone induction properties
• Replicates normal process of osteogenesis and bone formation
• Sufficient and safe sources
• Avoids immunological rejection and spreading underlying diseases, is an ideal material for bone repairing

Comparison with similar products

	Biological safety	Absorption	Bone induction
HA 、 Silicate	+	-	-
ß-TCP 、 Caso4	+	Too fast	-
Allogeneic bone	-	+	-
Allogeneic bone + BMP/DBM	?	+	+
BioMark’s Bone-induction artificial bone	+	Moderate	+

II. Vacuum Sealing Drainage

VSD was approved by the SFDA in 2006. It is made of polyvinyl alcohol aqueous gelatin foam: a three-dimensional porous structure, which is non ciliated, and exhibits strong water absorption characteristics. It is hydrophilic and has excellent thermal insulation capabilities as compared with other vacuum sealing drainage specialty foams. VSD has good histocompatibility and will not adhere to a wound. VSD aids skin creation around a wound bed with minimal vulnus. The dressing material acts as a drug carrier with strong bactericidal characteristics, and the gelatin protein promotes the growth of granulation, accelerating wound healing. It can be used in the surgery of burns, orthopedics, trauma repair, plastic, and general surgery.

Product Characteristics:

Advantages:

1.
Good treatment effect. VSD allows an individualized complete treatment plan, which fully ensures the effect of clinical treatment. VSD basically eliminates adverse events such as clinical wound blowing and drainage tube blocking, leading to excellent treatment reliability;

2.	Easy to operate. Using VSD is as simple as changing a fresh dressing for the wound; the material does not adhere with the wound, which avoids secondary vulnus;
3.	Large range of indications; innovation of operation, especially for large size wound treatments.

Comparison with previous technology

Category	Using Method	Requirements for the surrounding skin	Product properties	Clinical effect	Adverse events happening %	Indication
Old technology	• Need certain conditions, experience and technology. • Difficult to seal the wound; • operation time long; • huge nursing work	High	Single function; cannot clean the wound	Common	Drainage tube blocking >70% Wound blowing 100% Material becomes dry and hard >90%	Suitable for in- patients
BioMark’s VSD technology	• No certain conditions, experience and technology required. • Easy to seal the wound; • operation time low; • small nursing work	No special requirements.	Functions of wound cleaning and vacuuming	Good	All very seldom	Suitable for out-patient and in-patient

Comparison with other products

Category	Working principals	Using method	Products properties	Clinical Effect	Adverse events happening %
BioMark’s VSD Products	Cleaning the wound through the inlay drainage tube which transmits the vacuum	Easy	Functions of wound cleaning and vacuuming	Good	Very seldom
Other VSD/ VAC with suckers	• Drainage tube is connected with the foam material through the suckers. • Transmitting Vacuum effect is poor; • Draining effect is poor. • Potential problem for drainage tube blocking.	• Need open the sealing membrane to clean the suckers. • Hard to use the suckers since the different sizes of wound.	Single function	Poor	Very high, Drainage tube blocking happens up to 70% after a 3-days usage

III. Cancer Detection Scanning Technology

The Company is also licensed to conduct research and development of BioMark’s cancer detection scanning technology. The technology uses biomarkers for the early detection of cancers. In the event that the research and development of BioMark’s cancer detection scanning technology provides marketable technology, the Company shall have the right of first refusal to a license to market, sell and distribute such cancer detection scanning technology.

BioMark’s cancer detection scanning technology provides innovative techniques and assay analysis to increases early detection of tumors in the latent growth phase.

Poor prognosis associated with late diagnosis = large tumor size

The graph above indicates the current limit of clinical detection for most tumors. A good 70% of the natural history of the tumor has already existed by time it is detected.

Facts About Cancer

•	The leading cause of premature mortality
•	1 in 3 individuals will develop cancer
•	70% of those will die as a result of the disease
•	7.6 million deaths a year or 20,000 per day
•	Poor prognosis due to poor therapy and, poor detection

Cancer Prevalence

CANCER SITE	NEW CASES
Lung and Bronchus	1.6 million
Colon and Rectum	1.12 million
Stomach	1.1 million
Esophagus	0.56 million
Liver	0.7 million
Breast	1.3 million
Prostrate	0.8 million
Cervix	0.6 million

Demographics

•	750,000 cases of breast, lung and prostate cancer diagnosed annually in the U.S. alone.
•	Those who are most aware of the dangers of specific cancers are also those most able and likely to pay for early screening, detection and treatment.
•	High awareness of these diseases among health care professionals and among the general population.
•	Cancer has become one of the most significant causes of morbidity and mortality in the world, and recently overtook heart disease as the leading cause of death for Americans.
•	Close to 20 million people in Europe and the U.S. live with cancer today and approximately 2.6 million new cases are diagnosed each year.
•	The number of new cases diagnosed each year is increasing mainly as a result of demographics, because most types of solid cancer are typically diseases of the elderly.
•
More than 6 million people around the world die of cancer every year, and one of two men and one of three women will develop cancer in their lifetimes. The overall annual costs associated with malignancies currently amount to $107 billion (Source: Biomarkers in Oncology, June 29, 2004).

Characteristics of an Ideal Cancer Biomarker

•	Can be detected in the early stages of disease
•	Accurately detected
•	Highly specific
•	Detected with high sensitivity
•	Low cost
•	Reliable
•	Non-invasive method

Applications of Biomarkers

•	Early disease identification
•	Identification of potential drug targets
•	Predicting the response of patients to treatments
•	Acceleration of clinical trials
•	Personalized medicine

Industry Trends

•	Rapid rise in specific cancers - breast, lung, and prostate cancer cases in U.S. have doubled over past 20 years
•	Currently, diagnostic findings influence 60–70% of healthcare decision-making (source: Lewin Grp)
•	More health services delivered out of hospital — need for technology that is portable and compact
•	Increased popularity of wellness centers throughout the world — interest and demand for preventative medicine

Market for Diagnostic Equipment

•	Worldwide market for diagnostics was estimated to be $28.6 billion in 2005. U.S. accounted for $11.2 billion.
•	Diagnostic testing in hospitals accounts for 60% of revenue from diagnostics; reference labs account for 32%
•
Low compliance with diagnostic-based quality measures was linked to up to 34,000 avoidable deaths and $900 million in avoidable healthcare costs in the U.S., according to the National Committee for Quality Assurance

Intellectual Property

BioMark holds the following patents and patent applications relating to products licensed by the Company:

Patent Name	Type	Number	Status
BONE INDUCTION ARTIFICIAL BONE	Patent for utility models (China)	ZL201220149510.1	Issued
BONE INDUCTION ARTIFICIAL BONE	Patent for utility models (China)	ZL201220180329.7	Issued
BONE INDUCTION ARTIFICIAL BONE	Patent for utility models (China)	ZL201220180328.2	Issued
BONE INDUCTION ARTIFICIAL BONE	Patent for utility models (China)	ZL201220149212.2	Issued
TESTING METHOD FOR THE LOW CONCENTRATION ACETYLIZED ADMANTADINE.	Patent (China)	ZL200910050662.9	Issued
ONE METHOD FOR TESTING THE ACTIVITY OF SPERMIDINE / SPERMINE N1- ACETYL TRANSFERASE.	Patent Application (China)	ZL201110145069.X	Pending
THE FORMULA, USING METHOD AND APPLICATION FOR A FILM COATING WHICH CONTAINS CALCIUM CARBONATE.	Patent Application (China)	ZL201110168565.7	Pending
ONE TYPE OF PATCH FOR PREVENTING SKETCH MARKS.	Patent Application (China)	ZL201410039948.8	Pending
MONOCLONAL ANTIBODY FOR ACETYLAMANTADINE	Canadian Patent Application	2,835,506	Pending
	Chinese Patent Application	201280024582.6	Pending
	European Patent Application	12782078.5	Pending
	U.S. Patent Application	14/116,743	Pending
METHOD FOR ASSAYING THE ACTIVITY OF SPERMIDINE/SPERMINE N1-ACETYLTRANSFERASE	PCT Patent Application (Canada)	PCT/CA2012/050828	Pending
DETECTION AND QUANTIFICATION OF ACETYLAMANTADINE IN URINE SAMPLES	PCT Patent Application (Canada)	PCT/CA2014/050273	Pending
IMMUNOLOGICAL ASSAY TO DETECT AND QUANTIFY ACETYLAMANTADINE IN A PATIENT	U.S. Provisional Patent Application **	61/871,642	Pending
SPERMIDINE/SPERMINE N1-ACETYLTRANSFERASE SUBSTRATES AS ANTI-CANCER DRUG COMPOUNDS	PCT Patent Application (Canada)	PCT/CA2013/050873	Pending
SPERMIDINE/SPERMINE N1-ACETYLTRANSFERASE ANTIBODIES AS ANTI-CANCER DRUG COMPOUNDS	PCT Patent Application (Canada)	PCT/CA2014/050059	Pending

** U.S. Provisional patent applications are not examined for patentability and become abandoned not later than 12 months after their filing date. Within the 12 month period that the provisional patent applications are effective, corresponding utility patent applications must be filed in order to preserve the early filing date established by the provisional application.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “JFIL”.

Fiscal Quarter	High Bid		Low Bid
2014
Fourth Quarter 12-01-13 to 2-28-14		$3.00		$1.70
Third Quarter 09-01-13 to 11-30-13		$1.60		$1.55
Second Quarter 06-01-13 to 8-31-13		$1.78		$1.40
First Quarter 03-01-13 to 05-31-13		$1.50		$1.20

Fiscal Quarter	High Bid		Low Bid
2013
Fourth Quarter 12-01-12 to 2-28-13	$	n/a	$	n/a
Third Quarter 09-01-12 to 11-30-12	$	n/a	$	n/a
Second Quarter 06-01-12 to 8-31-12	$	n/a	$	n/a
First Quarter 03-01-12 to 05-31-12	$	n/a	$	n/a

Holders.

As of February 28, 2014, there were 77 total record holders of 8,500,000 shares of the Company's common stock.

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered securities.

There were no sales of unregistered securities during the years ended February 28, 2014 and 2013.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended February 28, 2014 and 2013.

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

Results of Operations

Revenue

During the years ended February 28, 2014 and February 28, 2013, the Company recognized no revenue.

Operating Expenses

The major components of our operating expenses for the year ended February 28, 2014 are outlined in the table below:

Year Ended February 28, 2014
Officers compensation	$195,000
Consulting	112,404
Other	6,328
Professional Fees	22,517
Total operating expenses	$336,249

The increase in our operating costs for the year ended February 28, 2014 to $336,249 from the $93,939 we incurred in the year ended February 28, 2013, was due to the increase in our corporate activities, specifically officers compensation, expenses related to implementation of our business plan and increase in consulting fees associated with our reporting obligations under the Securities Exchange Act.

On April 17, 2013, the Company entered into Employment Agreements with its president, Ms. Yan Li, and its secretary and treasurer, Mr. Robert Ireland. Ms. Yan’s agreement is retroactively effective as of December 4, 2012, for a term of 36 months (measured from December 4, 2012). Pursuant to the agreement, Ms. Li shall receive an annual salary of $78,000, and shall act as the company’s CEO.Mr. Ireland’s agreement is retroactively effective as of December 4, 2012, for a term of 36 months (measured from December 4, 2012). Pursuant to the agreement, Mr. Ireland shall receive an annual salary of $78,000, and shall act as the company’s Secretary and Treasurer. As at February 28, 2014 a total of $195,000 had been accrued as compensation payable to Ms. Li and Mr. Ireland.

During the year ended February 28, 2014, consulting expenses included 1,500,000 shares of our common stock, valued at $75,000, issued to three of our advisors.

Other expenses represent bank charges, filing fees, office and travel expenses.

During the year ended February 28, 2014, we incurred $22,517 in professional fees. These fees consisted of accounting audit, legal, and transfer agent fees.

Loss from Continuing Operations

During the years ended February 28, 2014 and February 28, 2013, the Company realized losses from continuing operations totaling $336,249 and $93,988, respectively, due to the factors discussed above.

Discontinued Operations

On December 5, 2012 the Company disposed of its subsidiary corporation to a shareholder for a nominal sum, as well as other management operations at which time it discontinued its web development and marketing business. The loss on discontinued operations in fiscal year 2013 was $115,903, including a gain on disposal of $2,430.

Net Loss

During the years ended February 28, 2014 and February 28, 2013, the Company realized a net loss of $336,249 and $209,891, respectively due to the factors discussed above.

Liquidity and Capital Resources

Working Capital	Year Ended February 28, 2014	Year Ended February 28, 2013
Current Assets	$4,986	$5,000
Current Liabilities	$290,068	$23,833
Working Capital Deficit	$(285,082)	$(18,833)

As at February 28, 2014 the Company had current assets, comprising of cash, of $4,986 and current liabilities of $290,068 resulting in a working capital deficit of $285,082. The Company currently has no profitable trading activities and has an accumulated deficit of $662,068 as at February 28, 2014.

In the audited financial statements for the fiscal years ended February 28, 2014 and 2013, the Reports of the Independent Registered Public Accounting Firms include an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, offering of debt securities, or through borrowings from financial institutions or related parties. By doing so, the Company hopes to generate sufficient capital to execute its business plan. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Year Ended February 28, 2014	Year Ended February 28, 2013
Cash provided by (used in) operating activities	$(66,249)	$(99,026)
Cash provided by (used in) investing activities	$-	$-
Cash provided by financing activities	$66,235	$54,945
Net increase (decrease) in cash	$(14)	$(44,081)

Operating Activities

During the year ended February 28, 2014 we used $66,249 in operating activities compared to $99,026 during the year ended February 28, 2013.

During the year ended February 28, 2014 we incurred a net loss of $336,249 which was partially reduced for cash flow purposes by $75,000 in non-cash expenses related to the issuance of shares of common stock for services and by an increase of $195,000 in accrued officer compensation.

During the year ended February 28, 2013 we incurred a net loss of $209,891 which was partially reduced for cash flow purposes by $75,500 in non-cash expenses related to the issuance of shares of common stock for services and $35,428 arising from our discontinued operations.

Investing Activities

We did not generate or use any cash from investing activities during the years ended February 28, 2014 and February 29, 2013.

Cash Flows from Financing Activities

During the twelve months ended February 28, 2014 we generated $66,235 from financing activities compared to $54,945 during the twelve months ended February 28, 2013.

During the twelve months ended February 28, 2014 we received $71, 235 by way of loan from a related party and paid $5,000 in deferred financing costs.

During the twelve months ended February 28, 2013 we received $22,372 by way of loan from a related party and $32,573 by way of capital contribution from an officer of the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JIU FENG INVESTMENTS HONG KONG LTD.

Index to Audited Financial Statements
For the Twelve Months Ended February 28, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Jiu Feng Investment Hong Kong Ltd.
(formerly Liberty Vision, Inc.)
2293 Hong Qiao Road
Shanghai, China, 200336

We have audited the accompanying balance sheet of Jiu Feng Investment Hong Kong Ltd. as of February 28, 2014 and the related statement of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of February 28, 2013 and for the year then ended were audited by another auditor who expressed an unqualified opinion on May 1, 2013.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jiu Feng Investment Hong Kong Ltd. as of February 28, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered losses from operations and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arvada, Colorado
June 19, 2014	Cutler & Co., LLC

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado 80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Jiu Feng Investment Hong Kong Ltd.
(formerly Liberty Vision, Inc.)
Shanghai, China

I have audited the accompanying balance sheet of Jiu Feng Investment Hong Kong Ltd. as of February 28, 2013 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jiu Feng Investment Hong Kong Ltd. as of February 28, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered a loss from operations and has negative working capital and a stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	Ronald R. Chadwick, P.C.
May 1, 2013	RONALD R. CHADWICK, P.C.

Jiu Feng Investment Hong Kong Ltd
(Formerly Liberty Vison, Inc.)
Balance Sheets

	February 28,	February 28,
	2014	2013

ASSETS

Current assets
Cash	$4,986	$5,000
Total current assets	4,986	5,000

Other assets
Deferred financings costs	30,000	-

Total Assets	$34,986	$5,000

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,461	$1,461
Accrued officer compensation	195,000	-
Loan payable - related party	93,607	22,372
Total current liabilties	290,068	23,833

Total Liabilities	290,068	23,833

Stockholders' Deficit
Common stock, $0.001 par value per share	8,500	6,500
75,000,000 shares authorized;
8,500,000 and 6,600,000 shares issued and
outstanding at February 28, 2014 and 2013
respectively
Additional paid in capital	398,486	300,486
Retained deficit	(662,068)	(325,819)
Total Stockholders' Deficit	(255,082)	(18,833)

Total Liabilities and Stockholders' Deficit	$34,986	$5,000

The accompanying notes are an integral part of the consolidated financial statements.

Jiu Feng Investment Hong Kong Ltd
(Formerly Liberty Vision, Inc.)
Statements of Operations

	Year Ended	Year Ended
	February 28,	February 28,
	2014	2013

Revenues - net	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating Expenses:
General and administrative	336,249	93,939
Total operating expenses	336,249	93,939

Income (loss) from operations	(336,249)	(93,939)

Other income (expense):
Foreign currency translation	-	(49)
Other income (expense) net	-	(49)

Income (loss) from continuing operations
before provision for income taxes	(336,249)	(93,988)

Provision for income tax:	-	-

Income (loss) from continuing operations	(336,249)	(93,988)

Discontinued operations:
Income (loss) from discontinued operations	-	(115,903)

Net income (loss)	$(336,249)	$(209,891)

Net income (loss) per share
(Basic and fully diluted)
Continuing operations	$(0.04)	$(0.02)
Discontinued operations	$-	$(0.02)
Total operations	$(0.04)	$(0.04)

Weighted average number of common shares outstanding
(Basic and fully diluted)	7,538,356	5,365,833

The accompanying notes are an integral part of the consolidated financial statements.

Jiu Feng Investment Hong Kong Ltd
(Formerly Liberty Vision, Inc.)
Statements of Changes in Stockholders' Equity (Deficit)

	Common Stock				Stockholders'
		Amount	Paid in	Retained	Equity
	Shares	($0.001 Par)	Capital	(Deficit)	(Deficit)

Balances at February 29, 2012	4,990,000	$4,990	$112,210	$(115,928)	$1,272

Debt relief - related party	-	-	81,713	-	81,713

Capital contributions - related party	-	-	32,573	-	32,573

Compensatory stock issuances @ $0.05 per share	1,510,000	1,510	73,990	-	75,500

Net loss for the year	-	-	-	(209,891)	(209,891)

Balances at February 28, 2013	6,500,000	6,500	300,486	(325,819)	(18,833)

Compensatory stock issuances @ $0.05 per share	2,000,000	2,000	98,000	-	100,000

Net loss for the year	-	-	-	(336,249)	(336,249)

Balances at February 28, 2014	8,500,000	$8,500	$398,486	$(662,068)	$(255,082)

The accompanying notes are an integral part of the consolidated financial statements.

Jiu Feng Investment Hong Kong Ltd
(Fromerly Liberty Vision, Inc.)
Statements of Cash Flows

	Year Ended	Year Ended
	February 28,	February 28,
	2014	2013

Cash Flows From Operating Activities:
Net income (loss)	$(336,249)	$(209,891)

Adjustments to reconcile net (loss) to net cash (used in) operating activities
Shares of common stock issued for services	75,000	75,500
Changes in Operating Assets and Liabilities-
Accounts payable and accrued liabilities	-	1,461
Accrued officers' compensation	195,000	-
Income taxes payable	-	(1,524)
Discontinued operations	-	35,428
Net cash provided by (used for)
operating activities	(66,249)	(99,026)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

Cash Flows From Financing Activities:
Loan payable - related party	71,235	22,372
Capital contribution from related parties	-	32,573
Deferred financing costs	(5,000)	-
Net cash provided by (used for)
financing activities	66,235	54,945

Net Increase (Decrease) In Cash	(14)	(44,081)

Cash At The Beginning Of The Period	5,000	49,081

Cash At The End Of The Period	$4,986	$5,000

Schedule of Non-Cash Investing and Financing Activities

500,000 shares of common stock issued as deferred financimg costs	$25,000	$-

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$1,549

The accompanying notes are an integral part of the consolidated financial statements.

JIU FENG INVESTMENT HONG KONG LTD.
(FORMERLY LIBERTY VISION, INC.)
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE TWELVE MONTHS ENDED FEBRUARY 28, 2014 AND 2013

NOTE 1 – ORGANIZATION AND OPERATIONS

Jiu Feng Investment Hong Kong, Inc., (the “Company”) was formed on September 29, 2009 under the name Liberty Vision, Inc. The Company provided web development and marketing services for clients. On December 5, 2012 the Company disposed of its subsidiary corporation to a shareholder for a nominal sum, as well as other management operations. On December 16, 2012, the Company changed its name to Jiu Feng Investment Hong Kong, Inc. On July 24, 2013, the Company changed its business sector to the medical sector. On September 30, 2013, the Company entered into a world-wide five year licensing agreement with BioMark Technologies (Asia) Limited ("BioMark") whereby the Company is licensed to sell, market, and, or, distribute certain products pertaining to the health care industry; and to conduct research and development of BioMark’s cancer detection scanning technology

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.GAAP”).

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

The Company’s significant estimates include the valuation allowance of deferred tax assets; the fair value of financial instruments and the assumption that the company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Deferred Financing Costs

Costs with respect to issue of common stock, warrants, stock options or debt instruments by the Company are initially deferred and ultimately offset against the proceeds from such equity transactions or amortized as debt discount over the term of any debt funding if successful or expensed if the proposed equity or debt transaction is unsuccessful.

During the twelve months ended February 28, 2014, the Company paid cash in the amount of $5,000 and issued 500,000 shares of common stock valued at $25,000 as compensation for the preparation of a form S-1 to be filed during the year ended February 28, 2015.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-1-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, deferred financing costs, accounts payable and accrued expenses and loan payable – related party approximate their fair values because of the short maturity of these instruments.

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

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, are included in operating expense in the accompanying statements of income and comprehensive income (loss).

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

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer; (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Foreign currency transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions. Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than the US Dollar, the Company’s reporting currency. Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the reporting currency and the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments. Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange are in effect at that date as defined in Section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

All of the Company’s operations are carried out in U.S. Dollars. The Company uses the U.S. Dollar as its reporting currency as well as its functional currency.

Income taxes

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 2660-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive debt or equity instruments issued or outstanding during the years ended February 28, 2014 and 2013.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the years ended February 28, 2014 and 2013.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at February 28, 2014 the Company had current assets, comprising of cash, of $4,986 and current liabilities of $290,068 resulting in a working capital deficit of $285,082. The Company currently has no profitable trading activities and has an accumulated deficit of $662,068 as at February 28, 2014. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or related parties. By doing so, the Company hopes to generate sufficient capital to execute its new business plan in the medical sector on an ongoing basis. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

NOTE 4 – ACCRUED OFFICER COMPENSATION

On April 17, 2013, the Company entered into Employment Agreements with its president, Ms. Yan Li, and its secretary and treasurer, Mr. Robert Ireland. Ms. Yan’s agreement is retroactively effective as of December 4, 2012, for a term of 36 months (measured from December 4, 2012). Pursuant to the agreement, Ms. Li shall receive an annual salary of $78,000, and shall act as the company’s CEO.

Mr. Ireland’s agreement is retroactively effective as of December 4, 2012, for a term of 36 months (measured from December 4, 2012). Pursuant to the agreement, Mr. Ireland shall receive an annual salary of $78,000, and shall act as the company’s Secretary and Treasurer.

As at February 28, 2014 a total of $195,000 had been accrued as compensation payable to Ms. Li and Mr. Ireland.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

As of February 28, 2014, the Company had a $93,607 loan outstanding with a shareholder of the Company. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – COMMON STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $ 0.001 per share.

On August 15, 2013 the Company issued 2,000,000 shares of its common stock to unrelated parties for services rendered. The share issuance was valued at $0.05 per common share. At close of business on August 15, 2013 the stock was quoted at a price of $1.46 per share, but as there was, and is, no active trading market, management does not believe that this is a true indication of the fair value of these shares. The value assigned is based on the price at which the Company had most recently sold shares of its common stock for cash. 1,500,000 of the shares issued in the year related to consulting services and the $75,000 cost associated with them expensed in the statement of operations. 500,000 of the shares and the issued in the year related to preparation of a from S1 and the $25,000 cost associated with them has been capitalized as deferred financing costs.

Total shares outstanding as of February 28, 2014 were 8,500,000.

NOTE 7– INCOME TAX

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At February 28, 2014, after the disposal of its subsidiary Company in fiscal 2013, the Company had net operating loss carryforwards of approximately $430,000 which expire in 2034. The deferred tax asset of $146,000 created by the net operating loss has been offset by a 100% valuation allowance. The change in valuation allowance in 2014 was approximately $114,000.

NOTE 8 – DISCONTINUED OPERATIONS

On December 5, 2012 the Company disposed of its subsidiary corporation to a shareholder for a nominal sum, as well as other management operations. The loss on discontinued operations in fiscal year 2013 was $115,903, including a gain on disposal of $2,430.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to February 28, 2014 to the date these financial statements were filed with the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 13, 2014, Ronald R. Chadwick, P.C. (“Chadwick”) resigned as the Registrant’s registered independent public accountant.

On January 13, 2014, the Registrant engaged Cutler & Co., LLC as its new registered independent public accountant.

We had no disagreements with either Chadwick or Cutler & Co., LLC with respect to accounting or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2014 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

ITEM 9B. Other Information.

On December 5, 2012 the Company sold its subsidiary, Jui Feng Media, Inc., to 0954842 BC LTD for a nominal sum.

On April 17, 2013, the Company entered into Employment Agreements with its president, Ms. Yan Li, and its secretary and treasurer, Mr. Robert Ireland. Ms. Yan’s agreement is retroactively effective as of December 4, 2012, for a term of 36 months (measured from December 4, 2012). Pursuant to the agreement, Ms. Li shall receive an annual salary of $78,000, and shall act as the company’s CEO.

Mr. Ireland’s agreement is retroactively effective as of December 4, 2012, for a term of 36 months (measured from December 4, 2012). Pursuant to the agreement, Mr. Ireland shall receive an annual salary of $78,000, and shall act as the company’s Secretary and Treasurer.

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

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Change in Pension Value & Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)
Yan Li	2014	97,500	0	0	0	0	0	0	97,500
President	2013	0	0	0	0	0	0	0	0
Robert Ireland	2014	97,500	0	0	0	0	0	0	97,500
Secretary, Treasurer	2013	0	0	0	0	0	0	0	0

On April 17, 2013, the Company entered into Employment Agreements with its president, Ms. Yan Li, and its secretary and treasurer, Mr. Robert Ireland. Ms. Yan’s agreement is retroactively effective as of December 4, 2012, for a term of 36 months (measured from December 4, 2012). Pursuant to the agreement, Ms. Li shall receive an annual salary of $78,000, and shall act as the company’s CEO.

Mr. Ireland’s agreement is retroactively effective as of December 4, 2012, for a term of 36 months (measured from December 4, 2012). Pursuant to the agreement, Mr. Ireland shall receive an annual salary of $78,000, and shall act as the company’s Secretary and Treasurer.

As at February 28, 2014 a total of $195,000 had been accrued as compensation payable to Ms. Li and Mr. Ireland.

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

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as director for 2014 and 2013.

Option Exercises and Stock Vested

There were no options issued or outstanding during the years ended February 28, 2014 and February 28, 2013.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 28, 2014 and as of the date of this Report: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of February 28, 2014, there were 8,500,000 shares of our common stock outstanding:

(1) Title of Class	(2) Name and address of beneficial owner	(3) Amount and Nature of Beneficial Ownership	(4) Percentage of Beneficial Ownership
Common	Yan Li, President & Director	3,980,000	46.8%
	Robert Ireland, Secretary, Treasurer & Director	1,500,000	17.6%
	All executive officers and directors as a group	5,480,000	64.5%
Common	Yun Xiao Shanghai China	500,000	5.9%
Common	Le Xia Wen Shanghai China	600,000	7.1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended February 28, 2014, Li Yan personally paid $71,235 (2013 - $22,372) for trade accounts payable on behalf of Jiu Feng Investment Hong Kong Ltd.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended February 28, 2014, and February 28, 2013, we engaged Ronald R. Chadwick, P.C., as our independent auditor until January 13, 2014 and Cutler & Co., LLC. thereafter. For the years ended February 28, 2014, and February 28, 2013, we incurred fees as discussed below:

	Fiscal Year Ended
	February 28, 2014	February 28, 2013

Audit fees	$10,450	$7,750
Audit – related fees	Nil	Nil
Tax fees	$500	$750
All other fees	Nil	1,320

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

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

10.1*	Employment Agreement with President

10.2*	Employment Agreement with Secretary / Treasurer

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
____________
* Previously filed
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

JIU FENG INVESTMENT HONG KONG LTD.

Date: June 19, 2014	By:	/s/ Li Yan
Li Yan
President, Chief Executive Officer, Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 19, 2014	By:	/s/ Li Yan
Li Yan,
President, Chief Executive Officer, Principal Executive Officer and Director

Date: June 19, 2014	By:	/s/ Robert Ireland
Robert Ireland,
Treasurer, Chief Financial Officer, Principal Financial Officer