Form 10-Q
period 2014-05-31
Jiu Feng Investment Hong Kong Ltd
filed 2014-07-18
CIK 1517389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

As of July 17, 2014, there are 8,500,000 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “Jiu Feng” and the “Registrant” refer to Jiu Feng Investment Hong Kong Ltd unless the context indicates another meaning.

JIU FENG INVESTMENT HONG KONG LTD

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JIU FENG INVESTMENT HONG KONG LTD
FOR THE THREE MONTHS ENDED MAY 31, 2014 AND 2013

Index to Condensed Unaudited Financial Statements

Contents	Page (s)

Condensed Balance Sheets at May 31, 2014 (Unaudited) and February 28, 2014 (Audited)	F-1

Condensed Statements of Operations for the Three Month Periods Ended May 31, 2014 and 2013 (Unaudited)	F-2

Condensed Statements of Cash Flows for the Three Month Periods Ended May 31, 2014 and 2013 (Unaudited)	F-3

Notes to the Condensed Financial Statements (Unaudited)	F-4 – F-8

Jiu Feng Investment Hong Kong Ltd
Condensed Balance Sheets

	May 31,	February 28,
	2014	2014
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$4,988	$4,986
Total current assets	4,988	4,986

Other assets
Deferred financing costs	30,000	30,000

Total Assets	$34,988	$34,986

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$-	$1,461
Accrued officer compensation	234,000	195,000
Loan payable - related party	107,145	93,607
Total current liabilties	341,145	290,068

Total Liabilities	341,145	290,068

Stockholders' Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 8,500,000 shares issued and outstanding	8,500	8,500
Additional paid in capital	398,486	398,486
Retained deficit	(713,143)	(662,068)
Total Stockholders' Deficit	(306,157)	(255,082)

Total Liabilities and Stockholders' Deficit	$34,988	$34,986

The accompanying notes are an integral part of the condensed unaudited financial statements.

JIU FENG INVESTMENT HONG KONG LTD.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	May 31, 2014	May 31, 2013

Revenues - net	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating Expenses:
General and administrative	51,077	8,141
Total operating expenses	51,077	8,141

Income (loss) from operations	(51,077)	(8,141)

Other income (expense):
Interest income	2	-
Other income (expense) net	2	-

Income (loss) before provision for income taxes	(51,075)	(8,141)

Provision for income tax:	-	-

Net income (loss)	$(51,075)	$(8,141)

Net income (loss) per share
(Basic and fully diluted)
Total operations	$(0.01)	$(0.00)*

Weighted average number of common shares outstanding	8,500,000	6,500,000

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of the condensed unaudited financial statements.

Jiu Feg Investment Hong Kong Ltd
Condensed Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	May 31, 2014	May 31, 2013

Cash Flows From Operating Activities:
Net income (loss)	$(51,075)	$(8,141)

Adjustments to reconcile net (loss) to net cash (used in) operating activities
Changes in Current Assets and Liabilities:
Accounts payable	(1,461)	-
Accrued officer compensation	39,000	-
Net cash provided by (used for) operating activities	(13,536)	(8,141)

Cash Flows From Investing Activities:

Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Loan - related party	13,538	8,127
Net cash provided by (used for) financing activities	13,538	8,127

Net Increase (Decrease) In Cash	2	(14)

Cash At The Beginning Of The Period	4,986	5,000

Cash At The End Of The Period	$4,988	$4,986

Schedule of Non-Cash Investing and Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part condensed unaudited financial statements.

JIU FENG INVESTMENT HONG KONG LTD.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MAY 31, 2014 AND 2013

NOTE 1 – ORGANIZATION AND OPERATIONS

Jiu Feng Investment Hong Kong, Inc., (the “Company”) was formed on September 29, 2009 under the name Liberty Vision, Inc. The Company provided web development and marketing services for clients. On December 5, 2012 the Company disposed of its subsidiary corporation to a shareholder for a nominal sum, as well as other management operations. On December 16, 2012, the Company changed its name to Jiu Feng Investment Hong Kong, Inc. On July 24, 2013, the Company changed its business sector to the medical sector. On September 30, 2013, the Company entered into a world-wide five year licensing agreement with BioMark Technologies (Asia) Limited ("BioMark") whereby the Company is licensed to sell, market, and, or, distribute certain products pertaining to the health care industry; and to conduct research and development of BioMark’s cancer detection scanning technology.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, deferred financing costs, accounts payable and loan payable – related party approximate their fair values because of the short maturity of these instruments.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 2660-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive debt or equity instruments issued or outstanding during the three month periods May 31, 2014 and 2013.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the quarters ended May 31, 2014 and 2013.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at May 31, 2014 the Company had current assets, comprising of cash, of $4,988 and current liabilities of $341,145 resulting in a working capital deficit of $336,157. The Company currently has no profitable trading activities and has an accumulated deficit of $713,143 as at May 31, 2014. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – ACCRUED OFFICER COMPENSATION

On April 17, 2013, the Company entered into Employment Agreements with its president, Ms. Yan Li, and its secretary and treasurer, Mr. Robert Ireland. Ms. Yan’s agreement is retroactively effective as of December 4, 2012, for a term of 36 months (measured from December 4, 2012). Pursuant to the agreement, Ms. Li shall receive an annual salary of $78,000, and shall act as the Company’s Chief Executive Officer.

Mr. Ireland’s agreement is retroactively effective as of December 4, 2012, for a term of 36 months (measured from December 4, 2012). Pursuant to the agreement, Mr. Ireland shall receive an annual salary of $78,000, and shall act as the company’s Secretary and Treasurer.

As at May 31, 2014 a total of $234,000 had been accrued as compensation payable to Ms. Li and Mr. Ireland.

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

As of May 31, 2014, the Company had a $107,145 loan outstanding with a shareholder of the Company. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – COMMON STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $ 0.001 per share.

No shares of common stock were issued during the three-month periods ending May 31, 2014 or 2013.

Total shares outstanding as of May 31, 2014 were 8,500,000.

NOTE 7– INCOME TAX

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At May 31, 2014, after the disposal of its subsidiary Company in fiscal 2013, the Company had net operating loss carryforwards of approximately $483,000 which begin to expire in 2034. The deferred tax asset of $164,000 created by the net operating loss has been offset by a 100% valuation allowance. The change in valuation allowance as of the quarter ended May 31, 2014 was approximately $18,000.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to May 31, 2014 to the date these financial statements were filed with the Securities and Exchange Commission on July 17, 2014 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our Business

Jiu Feng Investment Hong Kong, Ltd., (the “Company”, “the “Registrant”, “we”, “us” or “our”) was formed on September 29, 2009 under the name Liberty Vision, Inc. The Company provided web development and marketing services for clients. On December 5, 2012 the Company disposed of its subsidiary corporation to a shareholder for a nominal sum, as well as other management operations. On December 16, 2012, the Company changed its name to Jiu Feng Investment Hong Kong, Inc. On January 27, 2013, the Company announced the change of their ticker symbol from “LBYV” to “JFIL.” On July 24, 2013, the Company changed its business sector to the medical sector. On September 30, 2013, the Company entered into a world-wide five year licensing agreement with BioMark Technologies (Asia) Limited ("BioMark") whereby the Company is licensed to sell, market, and, or, distribute certain products pertaining to the health care industry; and to conduct research and development of BioMark’s cancer detection scanning technology.

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

Results of Operations

For the three months ended May 31, 2014 compared to the three months ended May 31, 2013

Revenue
We recognized no revenue in the three months ended May 31, 2014 and 2013 as we have not commenced operations as yet.

Operating Expenses
The major components of our operating expenses for the three months ended May 31, 2014 and 2013 are outlined in the table below:

	Three Months Ended May 31, 2014	Three Months Ended May 31, 2013	Increase (Decrease) %

Professional fees	$10,377	$7,069	46.8%
Officer compensation	$39,000	$0	100.00%
Other	$1,700	$1,072	58.58%

Total operating expenses	$51,077	$8,141	(527.40%)

During the three months ended May 31, 2014, we accrued $39,000 in officer compensation while during the three months ended May 31, 2013 we made no accrual for director compensation. We incurred $10,377 in professional fees for the period ended May 31, 2014 compared to $7,069 for the same period in fiscal 2013. During the three months ended May 31, 2014 we incurred $1,700  in other expenes compared to $1,058 in the three months ended May 31, 2013. These increases in our operating costs for the three months ended May 31, 2014, compared to the same period in our fiscal 2013, were due to the accelerated implementation of our business plan in the three months ended May 31, 2014 as compared to the three months ended May 31, 2013.

Other expenses represent bank charges, filing fees, office and travel expenses. The increase in these costs was attributable to changes in our business plan and general corporate activities.

Net Loss
For the three months ended May 31, 2014, we recognized a net loss of $51,075 compared to a net loss of $8,141 for the corresponding period in 2013 due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	May 31, 2014	February 28, 2014
Current Assets	$4,988	$4,986
Current Liabilities	$341,145	$290,068
Working Capital Deficit	$(336,157)	$(285,082)

Cash Flow for the three months ended May 31, 2014 compared to the three months ended May 31, 2013

The table below, for the periods indicated, provides selected cash flow information:

	Three Months Ended May 31, 2014	Three Months Ended May 31, 2013
Cash provided by (used in) operating activities	$(13,536)	$(8,141)
Cash used in investing activities	$-	$-
Cash provided by financing activities	$13,538	$8,127
Net increase (decrease) in cash	$2	$(14)

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

Cash Flows from Operating Activities
Our net cash used in operating activities increased by $5,395 in the three months ended May 31, 2014 compared to that in the three months ended May 31, 2013, representing an increase of 66.27%. The increase in net cash used in operating activities was primarily the result of the increase in our net loss from $8,141 in the three months ended May 31, 2013 to $51,075 during the three months ended May 31, 2014, a reduction of $1,461 in our balance  of accounts payable during the three months ended May 31, 2014 and a $39,000 increase in our accrued officer compensation during the three months ended May 31, 2014.

Cash Flows from Investing Activities
We did not generate or use any cash from investing activities during the three months ended May 31, 2014 and 2013.

Cash Flows from Financing Activities
Our cash provided by financing activities increased from $8,127 for the three months ended May 31, 2013 to $13,538 for the three months ended May 31, 2014. In both periods, cash was provided by way of loan from related party. The increased advance during the three months ended May 31, 2014 reflected the additional funding required by the Company to finance its cash used in operating activities.in the quarter.

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

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of May 31, 2014, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three months ended May 31 2014 and 2013 and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No unregistered sales of equity were completed in the three months ended May 31, 2014 or 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three months ended May 31, 2014 or 2013.

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
_______________
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

JIU FENG INVESTMENT HONG KONG LTD

Date: July 18, 2014	By:	/s/ Yan Li
Yan Li
President and Director