Form 10-Q
period 2014-08-31
Jiu Feng Investment Hong Kong Ltd
filed 2014-10-21
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

As of October 13, 2014, there are 8,500,000 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “Jiu Feng” and the “Registrant” refer to Jiu Feng Investment Hong Kong Ltd unless the context indicates another meaning.

JIU FENG INVESTMENT HONG KONG LTD

2

PART I – FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

JIU FENG INVESTMENT HONG KONG LTD

FOR THE THREE AND SIX MONTH PERIODS ENDED AUGUST 31, 2014 AND 2013

Index to Condensed Unaudited Financial Statements

Contents	Page (s)
Condensed Balance Sheets at August 31, 2014 (Unaudited) and February 28, 2014 (Audited)	F-1
Condensed Statements of Operations for the Three and Six Month Periods Ended August 31, 2014 and 2013 (Unaudited)	F-2
Condensed Statements of Cash Flows for the Six Month Periods Ended August 31, 2014 and 2013 (Unaudited)	F-3
Notes to the Condensed Financial Statements (Unaudited)	F-4 – F-5

Jiu Feng Investment Hong Kong Ltd
Condensed Balance Sheets

	August 31,	February 28,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$4,988	$4,986
Total current assets	4,988	4,986

Other assets
Deferred financing costs	30,000	30,000

Total Assets	$34,988	$34,986

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$-	$1,461
Accrued officer compensation	273,000	$195,000
Loan payable - related party	127,456	93,607
Total current liabilties	400,456	290,068

Total Liabilities	400,456	290,068

Stockholders' Deficit
Common stock, $0.001 par value per share
75,000,000 shares authorized;
8,500,000 shares issued and outstanding	8,500	8,500
Additional paid in capital	398,486	398,486
Retained deficit	(772,454)	(662,068)
Total Stockholders' Deficit	(365,468)	(255,082)

Total Liabilities and Stockholders' Deficit	$34,988	$34,986

The accompanying notes are an integral part of the condensed unaudited financial statements.

JIU FENG INVESTMENT HONG KONG LTD.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Revenues - net	$-	$-	$-	$-

Operating Expenses:
General and administrative	59,311	34,764	110,388	42,905
Total operating expenses	59,311	34,764	110,388	42,905

Income (loss) from operations	(59,311)	(34,764)	(110,388)	(42,905)

Other income (expense):
Interest income	-	-	2	-
Other income (expense) net	-	-	2	-

Income (loss) from continuing operations
before provision for income taxes	(59,311)	(34,764)	(110,386)	(42,905)

Provision for income tax:	-	-	-	-

Net income (loss)	$(59,311)	$(34,764)	$(110,386)	$(42,905)
Net income (loss) per share:
Basic and fully diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of
common shares outstanding:
Basic and fully diluted	8,500,000	4,990,000	8,500,000	4,990,000

The accompanying notes are an integral part of the condensed unaudited financial statements.

Jiu Feng Investment Hong Kong Ltd
Condensed Statements of Changes in Stockholders' Equity (Deficits)

		Common Stock
		Amount	Paid in	Retained	Stockholders'
	Shares	($0.001 Par)	Capital	(Deficit)	Equity (Deficit)

Balances at February 29, 2012 - audited	4,990,000	$4,990	$112,210	$(115,928)	$1,272

Debt relief - related party	-	-	81,713	-	81,713

Capital contributions - related party	-	-	32,573	-	32,573

Compensatory stock issuances	1,510,000	1,510	73,990	-	75,500

Net loss for the year	-	-	-	(209,891)	(209,891)

Balances at February 28, 2013 - audited	6,500,000	6,500	300,486	(325,819)	(18,833)

Compensatory stock issuances at $0.05 per share	2,000,000	2,000	98,000	-	100,000

Net loss for the year	-	-	-	(336,249)	(336,249)

Balances at February 28, 2014 - audited	8,500,000	8,500	398,486	(662,068)	(255,082)

Net loss for the period - unaudited	-	-	-	(110,386)	(110,386)

Balances at August 31, 2014 - unaudited	8,500,000	$8,500	$398,486	$(772,454)	$(365,468)

The accompanying notes are an integral part of the condensed unaudited financial statements.

Jiu Feg Investment Hong Kong Ltd
Condensed Statements of Cash Flows
(Unaudited)
	Six Months	Six Months
	Ended	Ended
	August 31, 2014	August 31, 2013

Cash Flows From Operating Activities:
Net income (loss)	$(110,386)	$(42,905)
Adjustments to reconcile net (loss) to net cash (used in) operating activities;
Changes in Current Assets and Liabilities-
Accounts payable	(1,461)	-
Accrued officer compensation	78,000	-
Net cash provided by (used for) operating activities	(33,847)	(42,905)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Loan - related party	33,849	42,891
Net cash provided by (used for) financing activities	33,849	42,891

Net Increase (Decrease) In Cash	2	(14)

Cash At The Beginning Of The Period	4,986	5,000

Cash At The End Of The Period	$4,988	$4,986

Schedule of Non-Cash Investing and Financing Activities

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed unaudited financial statements.

JIU FENG INVESTMENT HONG KONG LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2014 AND 2013

(Unaudited)

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include office equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset August not be recoverable.

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

The Company considers the following to be some examples of important indicators that August trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 2660-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive debt or equity instruments issued or outstanding during the three and six months ended August 31, 2014 or 2013.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and six months ended August 31, 2014 or 2013.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at August 31, 2014 the Company had current assets, comprising of cash, of $4,988 and current liabilities of $400,456 resulting in a working capital deficit of $395,468. The Company currently has no profitable trading activities and has an accumulated deficit of $772,454 as at August 31, 2014. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

As at August 31, 2014 a total of $273,000 had been accrued as compensation payable to Ms. Li and Mr. Ireland.

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

As of August 31, 2014, the Company had a $127,456 loan outstanding with a shareholder of the Company. The loan is non-interest bearing, due upon demand and unsecured.

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

1,500,000 of the shares issued in the year related to consulting services and the $75,000 cost associated with them expensed in the statement of operations. 500,000 of the shares and the issued in the year related to preparation of a form S1 and the $25,000 cost associated with them has been capitalized as deferred financing costs.

No shares of common stock were issued during the three and six months ended August 31, 2014.

Total shares outstanding as of August 31, 2014 were 8,500,000.

NOTE 7– INCOME TAX

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At August 31, 2014, after the disposal of its subsidiary Company in fiscal 2013, the Company had net operating loss carryforwards of approximately $542,000 which begin to expire in 2034. The deferred tax asset of $184,000 created by the net operating loss has been offset by a 100% valuation allowance. The change in valuation allowance for the three and six month period ended August 31, 2014 was approximately $20,000 and $38,000, respectively.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to August 31, 2014 to the date these financial statements were filed with the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

For the three months ended August 31, 2014 compared to the three months ended August 31, 2013

Revenue

We recognized no revenue in the three months ended August 31, 2014 and 2013 as we have not commenced operations as yet.

Operating Expenses

The major components of our operating expenses for the three months ended August 31, 2014 and 2013 are outlined in the table below:

	Three Months Ended August 31, 2014	Three Months Ended August 31, 2013	Increase (Decrease) %
Professional fees	$15,136	$11,333	33.56%
Officer compensation	$39,000	$0	100.00%
Consulting	$0	$20,700	(100.00%)
Other	$5,175	$2,731	89.49%

Total operating expenses	$59,311	$34,764	70.61%

During the three months ended August 31, 2014, we accrued $39,000 in officer compensation while during the three months ended August 31, 2013 we made no accrual for officer compensation. We incurred $15,136 in professional fees for the period ended August 31, 2014 compared to $11,333 for the same period in fiscal 2013. During the three months ended August 31, 2014 we incurred no consulting fees compared to $20,700 in the three months ended August 31, 2013. Other expenses such as edgar agent fees and other filing fees were $5,175 for the three months ended August 31, 2014 and $2,731 for the three months ended August 31, 2013. These increases in our operating costs for the three months ended August 31, 2014, compared to the same period in our fiscal 2013, were due to the accelerated implementation of our business plan in the three months ended August 31, 2014 as compared to the three months ended August 31, 2013.

Net Loss

For the three months ended August 31, 2014, we recognized a net loss of $59,311 compared to a net loss of $34,764 for the corresponding period in 2013 due to the factors discussed above.

For the six months ended August 31, 2014 compared to the six months ended August 31, 2013

Revenue

We recognized no revenue in the six months ended August 31, 2014 and 2013 as we have not commenced operations as yet.

Operating Expenses

The major components of our operating expenses for the six months ended August 31, 2014 and 2013 are outlined in the table below:

	Six Months Ended August 31, 2014	Six Months Ended August 31, 2013	Increase (Decrease) %

Professional fees	$25,513	$18,402	38.64%
Officer compensation	$78,000	$0	100.00%
Consulting	$0	$20,700	(100.00%)
Other	$6,875	$3,803	80.78%

Total operating expenses	$110,388	$42,905	157.28%

During the six months ended August 31, 2014, we accrued $78,000 in officer compensation while during the six months ended August 31, 2013 we made no accrual for officer compensation. We incurred $25,513 in professional fees for the period ended August 31, 2014 compared to $18,402 for the same period in fiscal 2013. During the six months ended August 31, 2014 we incurred no consulting fees compared to $20,700 in the six months ended August 31, 2013. Other expenses such as edgar agent fees and other filing fees were $6,875 for the six months ended August 31, 2014 and $3,803 for the six months ended August 31, 2013. These increases in our operating costs for the six months ended August 31, 2014, compared to the same period in our fiscal 2013, were due to the accelerated implementation of our business plan in the six months ended August 31, 2014 as compared to the six months ended August 31, 2013.

Net Loss

For the six months ended August 31, 2014, we recognized a net loss of $110,386 compared to a net loss of $42,905 for the corresponding period in 2013 due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	August 31, 2014	February 28, 2014
Current Assets	$4,988	$4,986
Current Liabilities	$400,456	$290,068
Working Capital Deficit	$(395,468)	$(285,082)

As at August 31, 2014 the Company had current assets, comprising of cash, of $4,988 and current liabilities of $400,456 resulting in a working capital deficit of $395,468. The Company currently has no profitable trading activities and has an accumulated deficit of $772,454 as at August 31, 2014. This raises substantial doubt about the Company’s ability to continue as a going concern.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or related parties. By doing so, the Company hopes to generate sufficient capital to execute its new business plan in the medical sector on an ongoing basis. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

Cash Flow for the six months ended August 31, 2014 compared to the six months ended August 31, 2013

The table below, for the periods indicated, provides selected cash flow information:

	Six Months Ended August 31, 2014	Six Months Ended August 31, 2013
Cash provided by (used in) operating activities	$(33,847)	$(42,905)
Cash used in investing activities	$-	$-
Cash provided by financing activities	$33,849	$42,891
Net increase (decrease) in cash	$2	$(14)

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

Cash Flows from Operating Activities

Our net cash used in operating activities decreased by $9,058 in the six months ended August 31, 2014 compared to that in the six months ended August 31, 2013, representing a decrease of 21.11%. The decrease in net cash used in operating activities was primarily the result of the increase in our net loss from $42,905 in the six months ended August 31, 2013 to $110,386 during the six months ended August 31, 2014, a reduction of $1,461 in our balance of accounts payable during the six months ended August 31, 2014 and a $78,000 increase in our balance of accrued officer compensation during the six months ended August 31, 2014.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the six months ended August 31, 2014 and 2013.

Cash Flows from Financing Activities

Our cash provided by financing activities decreased from $42,891 for the six months ended August 31, 2013 to $33,849 for the six months ended August 31, 2014. In both periods, cash was provided by way of loan from related party.

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

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of August 31, 2014, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three and six months ended August 31, 2014 and 2013 and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 No unregistered sales of equity were completed in the three and six months ended August 31, 2014 or 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three and six months ended August 31, 2014 or 2013.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5. OTHER INFORMATION.

None.

9

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

______________

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JIU FENG INVESTMENT HONG KONG LTD

Date: October 20, 2014	By:	/s/ Yan Li
Yan Li
President and Director

11