Form 10-Q
period 2014-11-30
Jiu Feng Investment Hong Kong Ltd
filed 2015-01-13
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-173456

Jiu Feng Investment Hong Kong Ltd
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

2293 Hong Qiao Rd., Shanghai, China 200336

(Address of principal executive offices, including zip code)

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

As of January 9, 2015, there are 8,500,000 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “Jiu Feng” and the “Registrant” refer to Jiu Feng Investment Hong Kong Ltd unless the context indicates another meaning.

JIU FENG INVESTMENT HONG KONG LTD

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JIU FENG INVESTMENT HONG KONG LTD

FOR THE THREE AND NINE MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

3

Jiu Feng Investment Hong Kong Ltd
Condensed Balance Sheets

	November 30,	February 28,
	2014	2014
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$4,988	$4,986
Total current assets	4,988	4,986

Other assets
Deferred financing costs	30,000	30,000

Total Assets	$34,988	$34,986

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$-	$1,461
Accrued officer compensation	312,000	$195,000
Loan payable - related party	138,376	93,607
Total current liabilties	450,376	290,068

Total Liabilities	450,376	290,068

Stockholders' Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 8,500,000 shares issued and outstanding	8,500	8,500
Additional paid in capital	398,486	398,486
Retained deficit	(822,374)	(662,068)
Total Stockholders' Deficit	(415,388)	(255,082)

Total Liabilities and Stockholders' Deficit	$34,988	$34,986

The accompanying notes are an integral part of these condensed unuadited financial statements.

JIU FENG INVESTMENT HONG KONG LTD.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months		Nine Months	Nine Months
	Ended	Ended		Ended	Ended
	November 30, 2014	November 30, 2013		November 30, 2014	November 30, 2013

Revenue	$-	$-		$-	$-

Operating Expenses:
General and administrative	49,921	20,035		160,308	62,940
Total operating expenses	49,921	20,035		160,308	62,940

Income (loss) from operations	(49,921)	(20,035)		(160,308)	(62,940)

Other income (expense):
Interest income	-	-		2	-
Other income (expense) net	-	-		2	-

Income (loss) before provision for income taxes	(49,921)	(20,035)		(160,306)	(62,940)

Provision for income tax:	-	-		-	-

Net income (loss)	$(49,921)	$(20,035)		$(160,306)	$(62,940)

Net income (loss) per share:
(Basic and fully diluted)	$(0.01)	$(0.00)	*	$(0.02)	$(0.01)

Weighted average number of common shares outstanding:
(Basic and fully diluted)	8,500,000	6,500,000		8,500,000	6,500,000

 * denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these condensed unuadited financial statements.

JIU FENG INVESTMENT HONG KONG LTD.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	November 30,	November 30,
	2014	2013

Cash Flows From Operating Activities:
Net income (loss)	$(160,306)	$(62,940)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in Current Assets and Liabilities:
Accounts payable	(1,461)	-
Accrued officer compensation	117,000	-
Net cash provided by (used for) operating activities	(44,767)	(62,940)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Loan - related party	44,769	62,926
Net cash provided by (used for) financing activities	44,769	62,926

Net Increase (Decrease) In Cash	2	(14)

Cash At The Beginning Of The Period	4,986	5,000

Cash At The End Of The Period	$4,988	$4,986

Schedule of Non-Cash Investing and Financing Activities
	None.
Supplemental Discloures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed unuadited financial statements.

JIU FENG INVESTMENT HONG KONG LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2014 AND 2013

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

As at November 30, 2014 and February 28, 2014 the balance of deferred financing cost totaled $30,000.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 2660-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive debt or equity instruments issued or outstanding during the three and nine months ended November 30, 2014 and 2013.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during three and nine months ended November 30, 2014 and 2013.

Recent accounting pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at November 30, 2014 the Company had current assets, comprising of cash, of $4,988 and current liabilities of $450,376 resulting in a working capital deficit of $445,388. The Company currently has no profitable trading activities and has an accumulated deficit of $822,374 as at November 30, 2014. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

As at November 30, 2014, a total of $312,000 had been accrued as compensation payable to Ms. Li and Mr. Ireland.

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

As of November 30, 2014, the Company had a $138,376 loan outstanding with a shareholder of the Company. The loan is non-interest bearing, due upon demand and unsecured.

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

Of the 2,000,000 shares issued, 1,500,000 of the shares issued in the year related to consulting services and the $75,000 cost associated with them expensed in the statement of operations. 500,000 of the shares issued in the year related to preparation of a form S1 and the $25,000 cost associated with them has been capitalized as deferred financing costs.

No shares of common stock were issued during the three and nine months ended November 30, 2014.

Total shares outstanding as of November 30, 2014 were 8,500,000.

NOTE 7 – INCOME TAX

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At November 30, 2014, after the disposal of its subsidiary Company in fiscal 2013, the Company had net operating loss carryforwards of approximately $591,000 which begin to expire in 2034. The deferred tax asset of $201,000 created by the net operating loss has been offset by a 100% valuation allowance. The change in valuation allowance as of the quarter ended November 30, 2014 was approximately $17,000.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to November 30, 2014 to the date these financial statements were filed with the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

The Company develops and plans to market medical products under license from BioMark. The licensed products include Bone-Induction Artificial Bone (BIAB) products and Vacuum Sealing Drainage (VSD) products. The Company is also licensed to conduct research and development of BioMark’s cancer detection scanning technology. In the event that the research and development of BioMark’s cancer detection scanning technology provides marketable technology, the Company shall have the right of first refusal to a license to market, sell and distribute such cancer detection scanning technology.

Results of Operations

For the three months ended November 30, 2014 compared to the three months ended November 30, 2013

Revenue

We recognized no revenue in the three months ended November 30, 2014 and 2013 as we have not commenced operations as yet.

Operating Expenses

The major components of our operating expenses for the three months ended November 30, 2014 and 2013 are outlined in the table below:

	Three Months Ended November 30, 2014	Three Months Ended November 30, 2013	Increase (Decrease) %
Professional fees	$8,445	$2,606	224.06%
Officer compensation	39,000	0	100%
Consulting	0	16,074	(100%)
Other	2,476	1,355	82.73%

Total operating expenses	$49,921	$20,035	149.17%

During the three months ended November 30, 2014, we accrued $39,000 in officer compensation while during the three months ended November 30, 2013 we made no accrual for officer compensation. We incurred $8,445 in professional fees for the period ended November 30, 2014 compared to $2,606 for the same period in fiscal 2013. During the three months ended November 30, 2014 we incurred no consulting fees compared to $16,074 in the three months ended November 30, 2013. Other expenses such as Edgar agent fees and other filing fees were $2,476 for the three months ended November 30, 2014 and $1,355 for the three months ended November 30, 2013. These increases in our operating costs for the three months ended November 30, 2014, compared to the same period in our fiscal 2013, were due to the accelerated implementation of our business plan in the three months ended November 30, 2014 as compared to the three months ended November 30, 2013.

Net Loss

For the three months ended November 30, 2014, we recognized a net loss of $49,921 compared to a net loss of $20,035 for the corresponding period in 2013 due to the factors discussed above.

For the nine months ended November 30, 2014 compared to the nine months ended November 30, 2013

Revenue

We recognized no revenue in the nine months ended November 30, 2014 and 2013 as we have not commenced operations as yet.

Operating Expenses

The major components of our operating expenses for the nine months ended November 30, 2014 and 2013 are outlined in the table below:

	Nine Months Ended November 30, 2014	Nine Months Ended November 30, 2013	Increase (Decrease) %
Professional fees	$33,957	$21,017	61.57%
Officer compensation	117,000	0	100.00%
Consulting	0	37,404	(100.00%)
Other	9,351	4,519	106.93%

Total operating expenses	$160,308	$62,940	154.70%

During the nine months ended November 30, 2014, we accrued $117,000 in officer compensation while during the nine months ended November 30, 2013 we made no accrual for officer compensation. We incurred $33,957 in professional fees for nine months ended November 30, 2014 compared to $21,017 for the same period in fiscal 2013. During the nine months ended November 30, 2014 we incurred no consulting fees compared to $37,404 in the nine months ended November 30, 2013. Other expenses such as Edgar agent fees and other filing fees were $9,351 for the nine months ended November 30, 2014 and $34,519 for the nine months ended November 30, 2013. These increases in our operating costs for the nine months ended November 30, 2014, compared to the same period in our fiscal 2013, were due to the accelerated implementation of our business plan in the nine months ended November 30, 2014 as compared to the nine months ended November 30, 2013.

Net Loss

For the nine months ended November 30, 2014, we recognized a net loss of $160,306 compared to a net loss of $62,940 for the corresponding period in 2013 due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	November 30, 2014	February 28, 2014
Current Assets	$4,988	$4,986
Current Liabilities	$450,376	$290,068
Working Capital Deficit	$(445,388)	$(285,082)

As at November 30, 2014 the Company had current assets, comprising of cash, of $4,988 and current liabilities of $450,376 resulting in a working capital deficit of $445,388. The Company currently has no profitable trading activities and has an accumulated deficit of $822,374 as at November 30, 2014. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flow for the nine months ended November 30, 2014 compared to the nine months ended November 30, 2013

The table below, for the periods indicated, provides selected cash flow information:

	Nine months Ended November 30, 2014	Nine Months Ended November 30, 2013
Cash provided by (used in) operating activities	$(44,767)	$(62,940)
Cash used in investing activities	0	0
Cash provided by financing activities	44,769	62,926
Net increase (decrease) in cash	$2	$(14)

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

Cash Flows from Operating Activities

Our net cash used in operating activities decreased by $18,173 in the nine months ended November 30, 2014 compared to that in the nine months ended November 30, 2013, representing a decrease of 28.87%. The decrease in net cash used in operating activities was primarily the result of the increase in our net loss from $62,940 in the nine months ended November 30, 2013 to $160,306 during the nine months ended November 30, 2014, increased for cash flow purposes by a reduction of $1,461 in our balance of accounts payable during the nine months ended November 30, 2014 and reduced for cash flow purposes by a $117,000 increase in our balance of accrued officer compensation during the nine months ended November 30, 2014.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the nine months ended November 30, 2014 and 2013.

Cash Flows from Financing Activities

Our cash provided by financing activities decreased from $62,926 for the nine months ended November 30, 2013 to $44,767 for the nine months ended November 30, 2014. In both periods, cash was provided by way of loan from related party.

Future Financings

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock, through an offering of debt securities, or through borrowings from financial institutions or related parties. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the Company’s financial statements.

Off Balance Sheet Arrangements

As of November 30, 2014, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three and nine months ended November 30, 2014 and 2013 and currently we are not involved in any pending litigation or legal proceedings.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 No unregistered sales of equity were completed in the three and nine months ended November 30, 2014 or 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three and nine months ended November 30, 2014 or 2013.

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

_____________

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

JIU FENG INVESTMENT HONG KONG LTD

Date: January 13, 2015	By:	/s/ Yan Li
Yan Li,
President and Director

