Form 10-K
period 2015-02-28
Jubilant Flame International, Ltd
filed 2015-06-05
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-173456

JUBILANT FLAME INTERNATIONAL, LTD.
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

As of June 5, 2015, there are 8,500,000 shares of common stock outstanding.

JUBILANT FLAME INTERNATIONAL, LTD.

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

As used in this annual report, the terms “we”, “us”, “our”, the “Company”, the ‘Registrant”, and “Jubilant Flame” mean Jubilant Flame International, LTD. unless otherwise indicated.

Description of Business

Jubilant Flame International, LTD was organized in the state of Nevada on September 29, 2009 under the name Liberty Vision, Inc. On December 16, 2012 the Company changed its name to Jiu Feng Investment Hong Kong, LTD. On May 18, 2015 the Company changed its name to Jubilant Flame International, LTD. The Company develops and markets medical products under license from BioMark. The products currently marketed include Bone-Induction Artificial Bone (BIAB) products and Vacuum Sealing Drainage (VSD) products. The Company is also licensed to conduct research and development of BioMark’s cancer detection scanning technology. In the event that the research and development of BioMark’s cancer detection scanning technology provides marketable technology, the Company shall have the right of first refusal to a license to market, sell and distribute such cancer detection scanning technology.

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

This innovative material provides several benefits:

1.	Optimizes bone conduction performance.

2.	Precise osteo-induction.

3.	Rapid bone formation.

4.	Suitable biodegradation absorption and ossification.

5.	Long-term safety of implantation.

Comparison with other products

Category	Advantage and Disadvantage
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

•  Not fully mature technology

BioMark’s Bone-induction artificial bone

•  Both bone conduction and safe bone induction properties

•  Replicates normal process of osteogenesis and bone formation

•  Sufficient and safe sources

•  Avoids immunological rejection and spreading underlying diseases, is an ideal material for bone repairing

Comparison with similar products

	Biological safety	Absorption	Bone induction
HA 、Silicate	+	-	-
ß-TCP 、Caso4	+	Too fast	-
Allogeneic bone	-	+	-
Allogeneic bone + BMP/DBM	?	+	+
BioMark’s Bone-induction artificial bone	+	Moderate	+

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

2.	Easy to operate. Using VSD is as simple as changing a fresh dressing for the wound; the material does not adhere with the wound, which avoids secondary vulnus;

3.	Large range of indications; innovation of operation, especially for large size wound treatments.

Comparison with previous technology

Category	Using Method	Requirements for the surrounding skin	Product properties	Clinical effect	Adverse events happening %	Indication
Old technology	• Need certain conditions, experience and technology. • Difficult to seal the wound; • operation time long; • huge nursing work.	High	Single function; cannot clean the wound	Common	Drainage tube blocking >70% Wound blowing 100% Material becomes dry and hard >90%	Suitable for in- patients
BioMark’s VSD technology	• No certain conditions, experience and technology required. • Easy to seal the wound; • operation time low; • small nursing work.	No special requirements.	Functions of wound cleaning and vacuuming	Good	All very seldom	Suitable for out-patient and in-patient

Comparison with other products

Category	Working principals	Using method	Products properties	Clinical Effect	Adverse events happening %
BioMark’s VSD Products	Cleaning the wound through the inlay drainage tube which transmits the vacuum	Easy	Functions of wound cleaning and vacuuming	Good	Very seldom
Other VSD/ VAC with suckers	• Drainage tube is connected with the foam material through the suckers. • Transmitting Vacuum effect is poor; • Draining effect is poor. • Potential problem for drainage tube blocking.	• Need open the sealing membrane to clean the suckers. • Hard to use the suckers since the different sizes of wound.	Single function	Poor	Very high, Drainage tube blocking happens up to 70% after a 3-days usage

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

______________

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

Not applicable to our Company.

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

Holders.

As of February 28, 2015, there were 73 total record holders of 8,500,000 shares of the Company's common stock.

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered securities.

There were no sales of unregistered securities during the year ended February 28, 2015.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended February 28, 2015 and February 28, 2014.

Item 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Revenue

We recognized no revenues during the year ended February 28, 2015 or 2014 as we have yet to generate any sales from our new business in the medical sector.

Operating Costs and Expenses

The major components of our expenses for the years ended February 28, 2015 and 2014 are outlined in the table below:

	Year Ended February 28, 2015	Year Ended February 28, 2014

Officer compensation	$156,000	$195,000
Consulting	$-	$111,774
Transfer Agent	$6,356	$6,953
Edgar filing fees	$4,477	$-
Legal	$27,217	$5,000
Accounting	$8,164	$1,500
OTC Filing Fees	$11,500	$-
Office Expense	$746	$14
Professional Fees	$-	$16,008
Total operating expenses	$214,460	$336,249

The $121,789 decrease in our operating costs for the year ended February 28, 2015 compared to the year ended February 28, 2014, was mainly due to the decreases in consulting services ($111,774) and officer compensation ($39,000) which were partially offset by increases in Edgar and OTC filing fees ($15,977) and professional fees and other expenses ($13,008).

On April 17, 2013, the Company entered into Employment Agreements with its president, Ms. Yan Li, and its secretary and treasurer, Mr. Robert Ireland. Ms. Yan’s agreement is retroactively effective as of December 4, 2012, for a term of 36 months (measured from December 4, 2012). Pursuant to the agreement, Ms. Li shall receive an annual salary of $78,000, and shall act as the company’s CEO. Mr. Ireland’s agreement is retroactively effective as of December 4, 2012, for a term of 36 months (measured from December 4, 2012). Pursuant to the agreement, Mr. Ireland shall receive an annual salary of $78,000, and shall act as the company’s Secretary and Treasurer. During the year ended February 28, 2015 the Company accrued $156,000 in respect of office compensation compared to $195,000 during the year ended February 28, 2014. The officer compensation expense i during the year ended February 28, 2014 included $39,000 retroactively awarded for the year ended February 28, 2013.

During the year ended February 28, 2014, consulting expenses included 1,500,000 shares of our common stock, valued at $75,000, issued to three of our advisors.

Write off of Deferred Financing Costs

During the twelve months ended February 28, 2014, the Company paid cash in the amount of $5,000 and issued 500,000 shares of common stock valued at $25,000 as compensation for the preparation of a form S-1 to be filed when completed. As of February 28, 2014, these costs, totaling $30,000, had been recognized as deferred financing costs within other assets with the intention that they would be offset against the proceeds from the proposed S-1 equity financing or expensed if the proposed equity transaction was to be unsuccessful.

Effective February 28, 2015, while it is still the Company’s intention to complete an S-1 financing, it was determined that much of the work performed in respect of these deferred financing costs was now out of date and would need to be substantially updated. Accordingly the Company has fully written off these deferred financing costs effective February 28, 2015.

Net Loss

During the years ended February 28, 2015 and February 28, 2014, the Company realized a net loss of $244,448 and $336,249 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital	As of February 28, 2015	As of February 28, 2014
Current Assets	$4,998	$4,986
Current Liabilities	$504,528	$290,068
Working Capital Deficit	$(499,530)	$(285,082)

The increase in the Company’s working capital deficit from February 28, 2014 to February 28, 2015 reflects the impact net loss recognized by the Company during for the year.

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Year Ended February 28, 2015	Year Ended February 28, 2014
Cash provided by (used in) operating activities	$(59,909)	$(66,249)
Cash used in investing activities	$-	$-
Cash provided by financing activities	$59,921	$66,235
Net increase (decrease) in cash	$12	$(14)

Cash Flows from Operating Activities

During the year ended February 28, 2015, we used $59,909 in operating activities compared to $66,249 during the year ended February 28, 2014.

During the year ended February 28, 2015, we incurred a net loss of $244,448 which was partially reduced for cash flow purposes by an increase of $156,000 in accrued officer compensation and the non-cash write off of deferred financing costs totaling $30,000 and reduced by a $1,461 reduction in accounts payable.

During the year ended February 28, 2014, we incurred a net loss of $336,249 which was partially reduced for cash flow purposes by $75,000 in non-cash expenses related to the issuance of shares of common stock for services and by an increase of $195,000 in accrued officer compensation.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the years ended February 28, 2015 and February 28, 2014.

Cash Flows from Financing Activities

During the year ended February 28, 2015, we generated $59,921 in financing activities compared to $66,235 during the year ended February 28, 2014.

During the year ended February 28, 2015, we received $59,921 by way of loan payable related party compared to $71,235 received by way of loan payable related party during the year ended February 28, 2014.The Company also paid $5,000 in deferred financing costs during the year ended February 28, 2014. The decrease in the funds provided by way of loan payable related party in the year ended February 28, 2015 as compared to the year ended February 28, 2014 reflects the reduced level of funds used in operating activities in the year ended February 28, 2015

Future Financings

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JUBILANT FLAME INTERNATIONAL, LTD.

(FORMERLY JIU FENG INVESTMENT HONG KONG, INC.)

 FOR THE YEARS ENDED FEBRUARY 28, 2015 AND 2014

Board of Directors

Jubliant Flame International, Ltd

(formerly Jiu Feng Investment Hong Kong Ltd.)

2293 Hong Qiao Road

Shanghai, China, 200336

We have audited the accompanying balance sheets of Jubliant Flame International, Ltd (formerly Jiu Feng Investment Hong Kong Ltd.) as of February 28, 2015 and 2014 and the related statement of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jubliant Flame International, Ltd (formerly Jiu Feng Investment Hong Kong Ltd.) as of February 28, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Cutler & Co., LLC

Wheat Ridge, formerly Arvada, Colorado

June 5, 2015

9605 West 49thAve. Suite 200 Wheat Ridge, Colorado 80033 ~ Phone 303-968-3281 ~ Fax 303-456-7488 ~ www.cutlercpas.com

JUBLIANT FLAME INTERNATIONAL, LTD
(formerly Jiu Feng Investment Hong Kong Ltd)
Balance Sheets

	February 28,	February 28,
	2015	2014

ASSETS

Current assets
Cash	$4,998	$4,986
Total current assets	4,998	4,986

Other assets
Deferred financing costs	-	30,000

Total Assets	$4,998	$34,986

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$-	$1,461
Accrued officer compensation	351,000	195,000
Loan payable - related party	153,528	93,607
Total current liabilties	504,528	290,068

Total Liabilities	504,528	290,068

Stockholders' Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 8,500,000 shares issued and outstanding	8,500	8,500
Additional paid in capital	398,486	398,486
Retained deficit	(906,516)	(662,068)
Total Stockholders' Deficit	(499,530)	(255,082)

Total Liabilities and Stockholders' Deficit	$4,998	$34,986

The accompanying notes are an integral part of these audited financial statements.

JUBLIANT FLAME INTERNATIONAL, LTD
(formerly Jiu Feng Investment Hong Kong Ltd)
Statements of Operations

	Year Ended	Year Ended
	February 28,	February 28,
	2015	2014

Revenues - net	$-	$-

Operating Expenses:
General and administrative	214,460	336,249
Write off of deferred financing costs	30,000	-
Total operating expenses	244,460	336,249

Loss from operations	(244,460)	(336,249)

Other income (expense)
Interest and dividend income	12	-
Other income (expense) net	12	-

Loss before provision for income taxes	(244,448)	(336,249)

Provision for income tax:	-	-

Net Loss	$(244,448)	$(336,249)

Net income (loss) per share
(Basic and fully diluted)	$(0.03)	$(0.04)

Weighted average number of common shares outstanding:
(Basic and fully diluted)	8,500,000	7,538,356

The accompanying notes are an integral part of these audited financial statements.

JUBLIANT FLAME INTERNATIONAL, LTD
(formerly Jiu Feng Investment Hong Kong Ltd)
Statements of Changes in Stockholders' Deficit

	Common Stock
		Amount $ (0.001 Par)	Paid in Capital	Retained (Deficit)	Stockholders'
	Shares				(Deficit)

Balances at February 28, 2013	6,500,000	$6,500	$300,486	$(325,819)	$(18,833)

Compensatory stock issuances at $0.05 per share	2,000,000	2,000	98,000	-	100,000

Net loss for the year	-	-	-	(336,249)	(336,249)

Balances at February 28, 2014	8,500,000	8,500	398,486	(662,068)	(255,082)

Net loss for the year	-	-	-	(244,448)	(244,448)

Balances at February 28, 2015	8,500,000	$8,500	$398,486	$(906,516)	$(499,530)

The accompanying notes are an integral part of these audited financial statements.

JUBLIANT FLAME INTERNATIONAL, LTD
(formerly Jiu Feng Investment Hong Kong Ltd)
Statements of Cash Flows

	Year Ended	Year Ended
	February 28,	February 28,
	2015	2014

Cash Flows From Operating Activities:
Net (loss)	$(244,448)	$(336,249)

Adjustments to reconcile net (loss) to net cash (used in) operating activities
Shares of common stock issued for services	-	75,000
Write off of deferred financing costs	30,000	-
Changes in Current Assets and Liabilities
Accounts payable	(1,461)	-
Accrued officers' compensation	156,000	195,000
Net cash provided by (used for) operating activities	(59,909)	(66,249)

Cash Flows From Investing Activities:	-	-
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Loan payable - related party	59,921	71,235
Deferred financing costs	-	(5,000)
Net cash provided by (used for) financing activities	59,921	66,235

Net Increase (Decrease) In Cash	12	(14)

Cash At The Beginning Of The Period	4,986	5,000

Cash At The End Of The Period	$4,998	$4,986

Schedule of Non-Cash Investing and Financing Activities

500,000 shares of common stock issued as deferred financing costs	$-	$25,000

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

JUBLIANT FLAME INTERNATIONAL, LTD

(FORMERLY JIU FENG INVESTMENT HONG KONG LTD.)

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED FEBRUARY 28, 2015 AND 2014

NOTE 1 – ORGANIZATION AND OPERATIONS

Jubliant Fame International, Ltd (the “Company”) was formed on September 29, 2009 under the name Liberty Vision, Inc. The Company provided web development and marketing services for clients. On December 5, 2012 the Company disposed of its subsidiary corporation to a shareholder for a nominal sum, as well as other management operations. On December 16, 2012, the Company changed its name to Jiu Feng Investment Hong Kong, Inc. On July 24, 2013, the Company changed its business sector to the medical sector. On September 30, 2013, the Company entered into a world-wide five year licensing agreement with BioMark Technologies (Asia) Limited ("BioMark") whereby the Company is licensed to sell, market, and, or, distribute certain products pertaining to the health care industry; and to conduct research and development of BioMark’s cancer detection scanning technology. On May 18, 2015 the Company changed its name to Jubilant Flame International, Ltd.

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

During the twelve months ended February 28, 2014, the Company paid cash in the amount of $5,000 and issued 500,000 shares of common stock valued at $25,000 as compensation for the preparation of a form S-1 to be filed when completed.

Effective February 28, 2015, while it is still the Company’s intention to complete an S-1 financing, it was determined that much of the work performed in respect of these deferred financing costs was now out of date and would need to be substantially updated. Accordingly the Company has fully written off these deferred financing costs effective February 28, 2015.

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

Foreign currency transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions. Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.SSS> Dollar, the Company’s reporting currency. Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the reporting currency and the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments. Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in Section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 2660-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive shares issued or outstanding during the years ended February 28, 2015 and February 28, 2014.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the years ended February 28, 2015 and 2014.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at February 28, 2015 the Company had current assets, comprising of cash, of $4,998 and current liabilities of $504,528 resulting in a working capital deficit of $499,530. The Company currently has no profitable trading activities and has an accumulated deficit of $906,516 as at February 28, 2015. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

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

As of February 28, 2015, the Company had a $153,528 loan outstanding with a shareholder of the Company. The loan is non-interest bearing, due upon demand and unsecured

NOTE 5 – INCOME TAX

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At February 28, 2015 the Company had net operating loss carryforwards of approximately $397,000 which expire in 2034. The deferred tax asset of $60,000 created by the net operating loss has been offset by a 100% valuation allowance. The change in valuation allowance in 2015 was approximately $11,000.

 NOTE 6 – ACCRUED OFFICER COMPENSATION

On April 17, 2013 the Company entered into Employment Agreements with its president, Ms. Yan Li and its secretary and treasurer, Mr. Robert Ireland. Ms. Li’s agreement is retroactively effective as of December 4, 2012, for a term of 36 months (measured from December 4, 2013). Pursuant to the agreement, Ms. Li shall receive an annual salary of $78,000 and shall act as the Company’s Chief Executive Officer.

Mr. Ireland’s agreement is retroactively effective as of December 4, 2012, for a term of 36 months (measured from December 4, 2012). Pursuant to the agreement Mr. Ireland shall receive an annual salary of $78,000 and shall act as the Company’s Secretary and Treasurer.

As at February 28, 2015, a total of $351,000 had been accrued as compensation payable to Ms. Li and Mr. Ireland.

NOTE 7 – COMMON STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

No shares of common stock were issued during the year ended February 28, 2015.

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

Total shares outstanding as at February 28, 2015 were 8,500,000.

NOTE 8 – SUBSEQUENT EVENTS

On May 18, 2015 the Company changed its name to Jubilant Flame International, Ltd.

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to February 28, 2015 to the date these financial statements were filed with the Securities and Exchange Commission and has determined that, other than as disclosed above, it does not have any material subsequent events to disclose in these financial statements

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2015 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

On April 21, 2015 in lieu of a meeting of the shareholders and in accordance with Section 78.320 of the Nevada General Corporation Law, shareholders of 64.4% of the Registrant’s voting capital stock consented to and approved changing the Registrant’s corporate name to Jubilant Flame International Ltd.

Also on April 21, 2015 the Registrant’s Board of Directors unanimously determined that it is in the best interest of the Registrant to change the Registrant’s name to Jubilant Flame International, Ltd.

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

Biographical Information Regarding Officers and Directors

Ms. Yan Li, (46), is a permanent resident of Canada and has lived in Vancouver since 2008. Prior to living in Vancouver Ms. Li lived in Shanghai China. Ms. Li manages and is a member of the board of directors of several companies, including: Jiu Feng Investment Ltd from 2008 to date; Jiu Feng Investment Management Shanghai Ltd from 2000 to date; Shanghai Xiu Ling Hanhe Landscaping Engineering Ltd from 1999 to date; Biomark China Inc from 2008 to date; and JF-NAIC from 2012 to date. Her companies employ thousands of employees worldwide. Ms. Li holds a degree in financial and bank management from the Shanghai Financial Economical University.

Robert Ireland, (49), is a resident of Canada, and has been CEO of Next Alternative Inc. since 2008 and was a prior CEO of Virtual Wave Inc. Mr. Ireland has served on several boards including Next Alternative Inc, Satelinx Inc, RoadStar GPS, and Virtual Wave Inc. Mr. Ireland has over 18 years experience being a member of a Board of Directors for both public and private companies. His experience in this area of Internet and Web development comes from his company Virtual Wave Inc. which initially was an internet provider in the early years of the Internet and later developed several GPS applications for military, police etc., all web oriented. Mr. Ireland was Chairman and CEO of Virtual Wave Inc. and in 2005 had 42 offices in 39 countries with over 5000 employees. Mr. Ireland’s background is in law and computer science. He studied at the University of British Columbia and Carleton University. Mr. Ireland still holds an office at Carleton University. From 1985 to 1995 Mr. Ireland served as an adjudicator for the Province of Ontario and when he stepped down in 1995 he was a Senior Adjudicator for the province. He then started teaching at Carleton University and started Virtual Wave Inc.

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

20

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

Item 11: EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2015 and 2014 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
							Non-quali-
						Non-Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)

Yan Li	2015	78,000	0	0	0	0	0	0	78,000
President	2014	97,500	0	0	0	0	0	0	97,500

Robert Ireland	2015	78,000	0	0	0	0	0	0	78,000
Secretary, Treasurer	2014	97,500	0	0	0	0	0	0	97,500

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

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as director for 2015 and 2014.

Option Exercises and Stock Vested

There were no options issued, outstanding, exercised or vested during the years ended February 28, 2015 and February 28, 2014.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 28, 2015 and as of the date of this Report: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of February 28, 2015, there were 8,500,000 shares of our common stock outstanding:

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended February 28, 2015 and 2014, Li Yan personally paid $59,921 and $71,235 for trade accounts payable on behalf of Jubilant Flame International Ltd.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended February 28, 2015 and 2014, we engaged Cutler & Co. LLC as our independent auditor. For the years ended February 28, 2015, and February 28, 2014, we incurred fees as discussed below:

Fiscal Year Ended
	February 28, 2015	February 28, 2014

Audit fees	$10,450	$10,450
Audit – related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

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

______________

*Incorporated by reference (filed on Form S-1 on April 12, 2011)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUBILANT FLAME INTERNATIONAL, LTD.

Date: June 5, 2015	By:	/s/ Li Yan
Li Yan
President, Chief Executive Officer, Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 5, 2015	By:	/s/ Li Yan
Li Yan
President, Chief Executive Officer, Principal Executive Officer and Director

Date: June 5, 2015	By:	/s/ Robert Ireland
Robert Ireland
Treasurer, Chief Financial Officer, Principal Financial Officer

