Form 10-Q
period 2015-05-31
Jubilant Flame International, Ltd
filed 2015-07-14
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-173456

Jubilant Flame International, LTD

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

2293 Hong Qiao Rd., Shanghai, China 200336

(Address of principal executive offices, including zip code.)

+ 86 21 64748888

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-Y ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of July 14, 2015, there are 8,500,000 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms "we", "our", "us", the "Company" and the "Registrant" refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL LTD

2

PART I -- FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL LTD

(FORMERLY JIU FENG INVESTMENT HONG KONG LTD.)

FOR THE THREE MONTH PERIODS ENDED MAY 31, 2015 AND 2014

Index to Condensed Unaudited Financial Statements

Contents	Page (s)

Condensed Balance Sheets at May 31, 2015 (Unaudited) and February 28, 2015 (Audited)	F-2

Condensed Statements of Operations for the Three Month Periods Ended May 31, 2015 and 2014 (Unaudited)	F-3

Condensed Statements of Cash Flows for the Three Month Periods Ended May 31, 2015 and 2014 (Unaudited)	F-4

Notes to the Condensed Financial Statements (Unaudited)	F-5 - F-10

JUBILANT FLAME ITERNATIONAL, LTD

(formerly Jiu Feng Investment Hong Kong Ltd)

Condensed Balance Sheets

	May 31,	February 28,
	2015	2015
	(Unaudited)

ASSETS

Current assets
Cash	$4,998	$4,998
Total current assets	4,998	4,998

Total Assets	$4,998	$4,998

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$425	$-
Accrued officer compensation	390,000	$351,000
Loan payable - related party	165,140	153,528
Total current liabilties	555,565	504,528

Total Liabilities	555,565	504,528

Stockholders' Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 8,500,000 shares issued and outstanding	8,500	8,500
Additional paid in capital	398,486	398,486
Retained deficit	(957,553)	(906,516)
Total Stockholders' Deficit	(550,567)	(499,530)

Total Liabilities and Stockholders' Deficit	$4,998	$4,998

The accompanying notes are an integral part of the condensed unaudited financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

(formerly Jiu Feng Investment Hong Kong Ltd

Condensed Statements of Operations

Unaudited

	Three Months	Three Months
	Ended	Ended
	May 31, 2015	May 31, 2014

Revenue	$-	$-

Operating Expenses:
General and administrative	51,037	51,077
Total operating expenses	51,037	51,077

Income (loss) from operations	(51,037)	(51,077)

Other income (expense):
Interest income	-	2
Other income (expense) net	-	2

Income (loss) from continuing operations before provision for income taxes	(51,037)	(51,075)

Provision for income tax:	-	-

Net income (loss)	$(51,037)	$(51,075)

Net income (loss) per share
(Basic and fully diluted)
Total operations	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	8,500,000	8,500,000

The accompanying notes are an integral part of the condensed unaudited financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

(formerly Jiu Feng Investment Hong Kong Ltd)

Condensed Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	May 31, 2015	May 31, 2014

Cash Flows From Operating Activities:
Net income (loss)	$(51,037)	$(51,075)

Adjustments to reconcile net (loss) to net cash (used in) operating activities	-	-

Changes in Current Assets and Liabilities-
Accounts payable	425	(1,461)
Accrued officer's compensation	39,000	39,000
Net cash provided by (used for) operating activities	(11,612)	(13,536)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Loan payable - related party	11,612	13,538
Net cash provided by (used for) financing activities	11,612	13,538

Net Increase (Decrease) In Cash	-	2

Cash At The Beginning Of The Period	4,988	4,986

Cash At The End Of The Period	$4,988	$4,988

Schedule of Non-Cash Investing and Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed unaudited financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

(FORMERLY JIU FENG INVESTMENT HONG KONG LTD.)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2015 AND 2014

NOTE 1 -- ORGANIZATION AND OPERATIONS

Jubilant Flame International, Ltd. (the "Company") was formed on September 29, 2009 under the name Liberty Vision, Inc. The Company provided web development and marketing services for clients. On December 5, 2012, the Company disposed of its subsidiary corporation to a shareholder for a nominal sum, as well as other management operations. On December 16, 2012, the Company changed its name to Jiu Feng Investment Hong Kong Ltd. On July 24, 2013, the Company changed its business sector to the medical sector. On September 30, 2013, the Company entered into a world-wide five year licensing agreement with BioMark Technologies (Asia) Limited ("BioMark") whereby the Company is licensed to sell, market and, or, distribute certain products pertaining to the health care industry; and to conduct research and development of BioMark's cancer detection scanning technology. On May 18, 2015, the Company changed its name to Jubilant Flame International, Ltd.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.GAAP").

Interim Financial Information:

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of May 31, 2015, results of operations, changes in stockholders' equity (deficit) and cash flows for the three month periods ended May 31, 2015 and 2014, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

The Company's significant estimates include income taxes provision and valuation allowance of deferred tax assets; the fair value of financial instruments; the carrying value and recoverability of long-lived assets, including the values assigned to and estimated useful lives of office equipment; and the assumption that the company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Fiscal year end

The Company elected February 28 as its fiscal year end date.

Foreign currency transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification ("Section 830-20-35") for foreign currency transactions. Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than US Dollar, the Company's reporting currency. Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the reporting currency and the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments. Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange are in effect at that date as defined in Section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

All of the Company's operations are carried out in U.S. Dollars. The Company uses the U.S. Dollar as its reporting currency as well as its functional currency.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-1-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company's financial assets and liabilities, such as cash, accounts payable and accrued expenses and loan payable related party, approximate their fair values because of the short term maturity of these instruments.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company's long-lived assets, which include office equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company's overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company's stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

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

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three months ended May 31, 2015 or 2014.

Stock Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. No stock based compensation was issued or outstanding during the three months ended May 31, 2015 or 2014.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. There were no differences between the Company's comprehensive loss and net loss for the three months ended May 31, 2015 or 2014.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 2660-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive debt or equity instruments outstanding during the three months ended May 31, 2015 or 2014.

Recently Adopted Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 -- GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at May 31, 2015 the Company had current assets, comprising of cash, of $4,998 and current liabilities of $555,565 resulting in a working capital deficit of $550,567. The Company currently has no profitable trading activities and has an accumulated deficit of $957,553 as at May 31, 2015. This raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 -- RELATED PARTY TRANSACTIONS

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. The advances are considered temporary in nature and have not been formalized by a promissory note.

As at May 31, 2015, the Company had a $165,140 loan outstanding with a shareholder of the Company. The loan is non-interest bearing, due upon demand and unsecured

NOTE 5 -- INCOME TAX

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At May 31, 2015 the Company had net operating loss carryforwards of approximately $448,000 which expire in 2034. The deferred tax asset of $67,000 created by the net operating loss has been offset by a 100% valuation allowance. The change in valuation allowance as of the three months ended May 31, 2015 was approximately $8,000.

NOTE 6 -- ACCRUED OFFICER COMPENSATION

On April 17, 2013 the Company entered into Employment Agreements with its president, Ms. Yan Li and its secretary and treasurer, Mr. Robert Ireland.

Ms. Li's agreement is retroactively effective as of December 4, 2012, for a term of 36 months (measured from December 4, 2013). Pursuant to the agreement, Ms. Li shall receive an annual salary of $78,000 and shall act as the Company's Chief Executive Officer.

Mr. Ireland's agreement is retroactively effective as of December 4, 2012, for a term of 36 months (measured from December 4, 2012). Pursuant to the agreement Mr. Ireland shall receive an annual salary of $78,000 and shall act as the Company's Secretary and Treasurer.

As at February 28, 2015, a total of $390,000 had been accrued as compensation payable to Ms. Li and Mr. Ireland.

NOTE 7 -- COMMON STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

No shares of common stock were issued during the three months ended May 31, 2015 or 2014.

Total shares issued and outstanding as at May 31, 2015 were 8,500,000.

NOTE 8 -- SUBSEQUENT EVENTS

Effective June 18, 2015, Jubilant Flame International, LTD (the "Company") entered into an Equity Purchase Agreement, and a Registration Rights Agreement (collectively the "Agreements") with Premier Venture Partners, LLC, a California limited liability company (the "Investor").

Pursuant to the terms of the Agreements, the Investor shall invest up to Five Million U.S. Dollars ($5,000,000) to purchase the Company's common stock in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), Rule 506 of Regulation D promulgated by the SEC under the 1933 Act, and/or upon such other exemption from the registration requirements of the 1933 Act as may be available with respect to any or all of the sales of shares of the Common Stock made pursuant to the Agreements. The Company has further agreed to register the shares of common stock sold to the Investor pursuant to the 1933 Act, and the rules and regulations promulgated thereunder, and applicable state securities laws.

In accordance with ASC 855-10, "Subsequent Events", the Company has analyzed its operations subsequent to May 31, 2015 to the date these financial statements were filed with the Securities and Exchange Commission and has determined that, other than as disclosed above, it does not have any material subsequent events to disclose in these financial statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Business

Jubilant Flame International, Ltd., (the "Company", "the "Registrant", "we", "us" or "our") was formed on September 29, 2009 under the name Liberty Vision, Inc. The Company provided web development and marketing services for clients. On December 5, 2012, the Company disposed of its subsidiary corporation to a shareholder for a nominal sum, as well as other management operations. On December 16, 2012, the Company changed its name to Jiu Feng Investment Hong Kong, Inc. On January 27, 2013, the Company announced the change of its ticker symbol from "LBYV" to "JFIL." On July 24, 2013, the Company changed its business sector to the medical sector. On September 30, 2013, the Company entered into a world-wide five year licensing agreement with BioMark Technologies (Asia) Limited ("BioMark") whereby the Company is licensed to sell, market, and, or, distribute certain products pertaining to the health care industry; and to conduct research and development of BioMark's cancer detection scanning technology. On May 18, 2015 the Company changed its name to Jubilant Flame International, Ltd.

The Company develops and plans to market medical products under license from BioMark. The licensed products include Bone-Induction Artificial Bone ("BIAB") products and Vacuum Sealing Drainage ("VSD") products. The Company is also licensed to conduct research and development of BioMark's cancer detection scanning technology. In the event that the research and development of BioMark's cancer detection scanning technology provides marketable technology, the Company shall have the right of first refusal to a license to market, sell and distribute such cancer detection scanning technology.

Results of Operations

For the three months ended May 31, 2015 compared to the three months ended May 31, 2014

Revenue

We recognized no revenue in the three months ended May 31, 2015 and 2014 as we have not commenced operations as yet.

Operating Expenses

The major components of our operating expenses for the three months ended May 31, 2015 and 2014 are outlined in the table below:

	Three Months Ended May 31, 2015	Three Months Ended May 31, 2014	Increase (Decrease) %
Professional fees	$12,037	$12,077	0%
Officer compensation	39,000	39,000	0%
Total operating expenses	$51,037	$51,077	0%

Our operating expenses incurred in the three months ended May 31, 2015 were broadly unchanged to the operating expenses we incurred in the three months ended May 31, 2014.

Net Loss

For the three months ended May 31, 2015, we recognized a net loss of $51,037 broadly unchanged from the net loss of $51,077 for the corresponding period in 2014.

Liquidity and Capital Resources

Working Capital

	May 31, 2015	February 28, 2015
Current Assets	$4,998	$4,998
Current Liabilities	$555,565	$504,528
Working Capital Deficit	$(550,567)	$(499,530)

As at May 31, 2015, the Company had current assets, comprising of cash, of $4,998 and current liabilities of $555,565 resulting in a working capital deficit of $550,567. The Company currently has no profitable trading activities and has an accumulated deficit of $957,553 as at May 31, 2015. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Cash Flowfor the three months ended May 31, 2015 compared to the three months ended May 31, 2014

The table below, for the periods indicated, provides selected cash flow information:

	Three months Ended May 31, 2015	Three Months Ended May 31, 2014
Cash provided by (used in) operating activities	$(11,612)	$(13,536)
Cash used in investing activities	0	0
Cash provided by financing activities	11,612	13,538
Net increase (decrease) in cash	$0	$2

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

Cash Flows from Operating Activities

Our net cash used in operating activities decreased by $1,924 in the three months ended May 31, 2015 compared to that in the three months ended May 31, 2014, representing a decrease of 14.2%. The decrease in net cash used in operating activities was primarily the result of a repayment of an accounts payable balance of $1,461 during the three months ended May 31, 2014 as compared to an increase in the balance of accounts payable of $425 during the three months ended May 31, 2015.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the three months ended May 31, 2015 or 2014.

Cash Flows from Financing Activities

Our cash provided by financing activities decreased from $13,538 for the three months ended May 31, 2014 to $11,612 for the three months ended May 31, 2015. In both periods, cash was provided by way of loan from related party.

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

Effective June 18, 2015, Jubilant Flame International, LTD (the "Company") entered into an Equity Purchase Agreement, and a Registration Rights Agreement (collectively the "Agreements") with Premier Venture Partners, LLC, a California limited liability company (the "Investor").

Pursuant to the terms of the Agreements, the Investor shall invest up to Five Million U.S. Dollars ($5,000,000) to purchase the Company's common stock in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), Rule 506 of Regulation D promulgated by the SEC under the 1933 Act, and/or upon such other exemption from the registration requirements of the 1933 Act as may be available with respect to any or all of the sales of shares of the Common Stock made pursuant to the Agreements. The Company has further agreed to register the shares of common stock sold to the Investor pursuant to the 1933 Act, and the rules and regulations promulgated thereunder, and applicable state securities laws.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the Company's financial statements.

Off Balance Sheet Arrangements

As of May 31, 2015, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three months ended May 31, 2015 or 2014, respectively, and currently we are not involved in any pending litigation or legal proceedings.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No unregistered sales of equity were completed in the three months ended May 31, 2015 or 2014, respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three months ended May 31, 2015 or 2014, respectively.

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

JUBILANT FLAME INTERNATIONAL LTD

Date: July 14, 2015	By:	/s/ Yan Li
Yan Li, President and Director

