Form 10-Q
period 2015-08-31
Jubilant Flame International, Ltd
filed 2015-10-02
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

As of October 2, 2015, there are 8,500,000 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company” and the “Registrant” refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL LTD

2

PART I – FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL LTD

(FORMERLY JIU FENG INVESTMENT HONG KONG LTD.)

FOR THE THREE AND SIX MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014

Index to Condensed Unaudited Financial Statements

Contents	Page (s)

Condensed Balance Sheets at August 31, 2015 (Unaudited) and February 28, 2015 (Audited)	F-1
Condensed Statements of Operations for the Three and Six Month Periods Ended August 31, 2015 and 2014 (Unaudited)	F-2
Condensed Statements of Cash Flows for the Six Month Periods Ended August 31, 2015 and 2014 (Unaudited)	F-3
Notes to the Condensed Financial Statements (Unaudited)	F-4 – F-9

3

JUBILANT FLAME ITERNATIONAL, LTD
(formerly Jiu Feng Investment Hong Kong Ltd)
Condensed Balance Sheets

	August 31,	February 28,
	2015	2015
	(Unaudited)

ASSETS

Current assets
Cash	$4,998	$4,998
Total current assets	4,998	4,998

Total Assets	$4,998	$4,998

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accrued officer compensation	$429,000	$351,000
Loan payable - related party	182,639	153,528
Total current liabilties	611,639	504,528

Total Liabilities	611,639	504,528

Stockholders' Deficit
Common stock, $0.001 par value per share
75,000,000 shares authorized;
8,500,000 shares issued and outstanding	8,500	8,500
Additional paid in capital	398,486	398,486
Retained deficit	(1,013,627)	(906,516)
Total Stockholders' Deficit	(606,641)	(499,530)

Total Liabilities and Stockholders' Deficit	$4,998	$4,998

The accompanying notes are an integral part of the consolidated financial statements.

JUBILANT FLAME ITERNATIONAL, LTD
(formerly Jiu Feng Investment Hong Kong Ltd)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative	56,074	59,311	107,111	110,388
Total operating expenses	56,074	59,311	107,111	110,388

Income (loss) from operations	(56,074)	(59,311)	(107,111)	(110,388)

Other income (expense):
Interest income	-	-	-	2
Other income (expense) net	-	-	-	2

Income (loss) before provision for income taxes	(56,074)	(59,311)	(107,111)	(110,386)

Provision for income tax:	-	-	-	-

Net income (loss)	$(56,074)	$(59,311)	$(107,111)	$(110,386)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
(Basic and fully diluted)	8,500,000	8,500,000	8,500,000	8,500,000

The accompanying notes are an integral part of the consolidated financial statements.

JUBILANT FLAME INTERNATIONAL, LTD
(formerly Jiu Feng Investment Hong Kong Ltd)
Condensed Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	August 31,	August 31,
	2015	2014

Cash Flows From Operating Activities:
Net income (loss)	$(107,111)	$(110,386)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Changes in Current Assets and Liabilities-
Accounts payable	-	(1,461)
Accrued officer's compensation	78,000	78,000
Net cash provided by (used for) operating activities	(29,111)	(33,847)

Cash Flows From Investing Activities:	-	-
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Loan payable - related party	29,111	33,849
Net cash provided by (used for) financing activities	29,111	33,849

Net Increase (Decrease) In Cash	-	2

Cash At The Beginning Of The Period	4,988	4,986

Cash At The End Of The Period	$4,988	$4,988

Schedule of Non-Cash Investing and Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

(FORMERLY JIU FENG INVESTMENT HONG KONG LTD.)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2015 AND 2014

NOTE 1 – ORGANIZATION AND OPERATIONS

Jubilant Flame International, Ltd. (the “Company”) was formed on September 29, 2009 under the name Liberty Vision, Inc. The Company initially provided web development and marketing services for clients. On December 5, 2012 the Company disposed of its subsidiary corporation to a shareholder for a nominal sum, as well as other management operations. On December 16, 2012, the Company changed its name to Jiu Feng Investment Hong Kong Ltd. On July 24, 2013 the Company changed its business sector to the medical sector. On September 30, 2013, the Company entered into a world-wide five year licensing agreement with BioMark Technologies (Asia) Limited (“BioMark”) whereby the Company is licensed to sell, market and, or, distribute certain products pertaining to the health care industry; and to conduct research and development of BioMark’s cancer detection scanning technology. On August 18, 2015 the Company changed its name to Jubilant Flame International, Ltd.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.GAAP”).

Interim Financial Information:

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of August 31, 2015, results of operations, changes in stockholders' equity (deficit) and cash flows for the three and six month periods ended August 31, 2015 and 2014, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accrued expenses and loan payable- related party approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at August 31, 2015 or February 28, 2015; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the three and six months ended August 31, 2015, and 2014.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and six months ended August 31, 2015 and 2014.

Stock Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. No stock based compensation was issued or outstanding during the three and six months ended August 31, 2015 and 2014.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. There were no differences between the Company's comprehensive loss and net loss for the three and six months ended August 31, 2015 and 2014.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 2660-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive debt or equity instruments issued or outstanding during the three and six month periods ended August 31, 2015 or 2014.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at August 31, 2015, the Company had current assets, comprising of cash, of $4,998 and current liabilities of $611,639 resulting in a working capital deficit of $606,641. The Company currently has no profitable trading activities and has an accumulated deficit of $1,013,627 as at August 31, 2015. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it August rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. The advances are considered temporary in nature and have not been formalized by a promissory note.

As at August 31, 2015, the Company had a $182,639 loan outstanding with a shareholder of the Company. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – INCOME TAX

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At August 31, 2015, the Company had net operating loss carryforwards of approximately $504,074 which expire in 2034. The deferred tax asset of $171,385 created by the net operating loss has been offset by a 100% valuation allowance. The change in valuation allowance as of the quarter ended August 31, 2015 was approximately $19,065.

NOTE 6 – ACCRUED OFFICER COMPENSATION

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

As at August 31, 2015, a total of $429,000 had been accrued as compensation payable to Ms. Li and Mr. Ireland.

NOTE 7 – COMMON STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

No shares of common stock were issued during the three and six months ended August 31, 2015 and 2014.

Total shares outstanding as at August 31, 2015 were 8,500,000.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to August 31, 2015 to the date these financial statements were filed with the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our Business

Jubilant Flame International, Ltd., (the “Company”, “the “Registrant”, “we”, “us” or “our”) was formed on September 29, 2009 under the name Liberty Vision, Inc. The Company provided web development and marketing services for clients. On December 5, 2012, the Company disposed of its subsidiary corporation to a shareholder for a nominal sum, as well as other management operations. On December 16, 2012, the Company changed its name to Jiu Feng Investment Hong Kong, Inc. On January 27, 2013, the Company announced the change of its ticker symbol from “LBYV” to “JFIL.” On July 24, 2013, the Company changed its business sector to the medical sector. On September 30, 2013, the Company entered into a world-wide five year licensing agreement with BioMark Technologies (Asia) Limited ("BioMark") whereby the Company is licensed to sell, market, and, or, distribute certain products pertaining to the health care industry; and to conduct research and development of BioMark’s cancer detection scanning technology. On May 18, 2015 the Company changed its name to Jubilant Flame International, Ltd.

The Company develops and plans to market medical products under license from BioMark. The licensed products include Bone-Induction Artificial Bone (“BIAB”) products and Vacuum Sealing Drainage (“VSD”) products. The Company is also licensed to conduct research and development of BioMark’s cancer detection scanning technology. In the event that the research and development of BioMark’s cancer detection scanning technology provides marketable technology, the Company shall have the right of first refusal to a license to market, sell and distribute such cancer detection scanning technology.

Results of Operations

For the three months ended August 31, 2015 compared to the three months ended August 31, 2014

Revenue

We recognized no revenue in the three months ended August 31, 2015 and 2014 as we have not commenced operations as yet.

Operating Expenses

The major components of our operating expenses for the three months ended August 31, 2015 and 2014 are outlined in the table below:

	Three Months Ended August 31, 2015	Three Months Ended August 31, 2014	Increase (Decrease) %

Professional fees	$17,074	$20,311	(16.0)%
Officer compensation	39,000	39,000	0%

Total operating expenses	$56,074	$59,311	(5.5)%

Our operating expenses incurred in the three months ended August 31, 2015 were broadly similar to our operating expenses for the three months ended August 31, 2014, reflecting a decrease of just $3,237 or 5.5%. Officer compensation expense was identical at $39,000 for both periods while our professional fees incurred in the three months ended August 31, 2015 were $3,237 less than incurred in the comparable period in the prior year.

Net Loss

For the three months ended August 31, 2015, we recognized a net loss of $56,074 representing a 5.5% decrease from the net loss of $59,311 for the corresponding period in 2014 due to the factors discussed above.

For the six months ended August 31, 2015 compared to the six months ended August 31, 2014

Revenue

We recognized no revenue in the six months ended August 31, 2015 and 2014 as we have not commenced operations as yet.

Operating Expenses

The major components of our operating expenses for the six months ended August 31, 2015 and 2014 are outlined in the table below:

	Six Months Ended August 31, 2015	Six Months Ended August 31, 2014	Increase (Decrease) %

Professional fees	$29,111	$32,388	(10.1)%
Officer compensation	78,000	78,000	0.0%

Total operating expenses	$107,111	$110,388	(3.0)%

Our operating expenses incurred in the six months ended August 31, 2015 were broadly similar to our operating expenses for the three months ended August 31, 2014, reflecting a decrease of just $3,277 or 3.0%. Officer compensation expense was identical at $78,000 for both periods while our professional fees incurred in the six months ended August 31, 2015 were $3,277 less than incurred in the comparable period in the prior year.

Net Loss

For the six months ended August 31, 2015, we recognized a net loss of $107,111 representing a 3.0% decrease from the net loss of $110,386 for the corresponding period in 2014 due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	August 31, 2015	February 28, 2015

Current Assets	$4,998	$4,998
Current Liabilities	$611,639	$504,528
Working Capital Deficit	$(606,641)	$(499,530)

As at August 31, 2015, the Company had current assets, comprising of cash, of $4,998 and current liabilities of $611,639, comprising accrued officer compensation of $429,000 and loan payable related party of $182,639, resulting in a working capital deficit of $606,641. The Company currently has no profitable trading activities and has an accumulated deficit of $1,013,627 as at August 31, 2015. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flow for the six months ended August 31, 2015 compared to the six months ended August 31, 2014

The table below, for the periods indicated, provides selected cash flow information:

	Six months Ended August 31, 2015	Six Months Ended August 31, 2014

Cash provided by (used in) operating activities	$(29,111)	$(33,847)
Cash used in investing activities	0	0
Cash provided by financing activities	29,111	33,849
Net increase (decrease) in cash	$0	$2

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

Cash Flows from Operating Activities

Our net cash used in operating activities decreased by $4,736 in the six months ended August 31, 2015 compared to that in the six months ended August 31, 2014, representing a decrease of 14.0%. The decrease in net cash used in operating activities was primarily the result of $3,275 decrease in net loss incurred during the six month ended August 31, 2015 as compared to the six months ended August 31, 2014 and a $1,461 decrease in accounts payable during the six months ended August 31, 2014.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the six months ended August 31, 2015 or 2014.

Cash Flows from Financing Activities

Our cash provided by financing activities decreased from $33,849 for the six months ended August 31, 2014 to $29,111 for the six months ended August 31, 2015 reflecting the reduced level of funding required for operating activities between the two periods. In both periods, cash was provided by way of loan from related party.

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

Effective June 18, 2015, Jubilant Flame International, LTD (the “Company”) entered into an Equity Purchase Agreement, and a Registration Rights Agreement (collectively the “Agreements”) with Premier Venture Partners, LLC, a California limited liability company (the “Investor”).

Pursuant to the terms of the Agreements, the Investor shall invest up to Five Million U.S. Dollars ($5,000,000) to purchase the Company’s common stock in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), Rule 506 of Regulation D promulgated by the SEC under the 1933 Act, and/or upon such other exemption from the registration requirements of the 1933 Act as may be available with respect to any or all of the sales of shares of the Common Stock made pursuant to the Agreements. The Company has further agreed to register the shares of common stock sold to the Investor pursuant to the 1933 Act, and the rules and regulations promulgated thereunder, and applicable state securities laws.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the Company’s financial statements.

Off Balance Sheet Arrangements

As of August 31, 2015, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three and six months ended August 31, 2015 or 2014, respectively, and currently we are not involved in any pending litigation or legal proceedings.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 No unregistered sales of equity were completed in the three months ended August 31, 2015 or 2014, respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three months ended August 31, 2015 or 2014, respectively.

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

___________

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

JUBILANT FLAME INTERNATIONAL LTD

Date: October 2, 2015	By:	/s/ Yan Li
Yan Li
President and Director

