Form 10-Q
period 2015-11-30
Jubilant Flame International, Ltd
filed 2016-01-22
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

As of January 19, 2016, there are 8,678,571 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms "we", "our", "us", the "Company" and the "Registrant" refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL LTD

2

PART I – FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL LTD

(FORMERLY JIU FENG INVESTMENT HONG KONG LTD.)

FOR THE THREE AND NINE MONTH PERIODS ENDED NOVEMBER 30, 2015 AND 2014

JUBILANT FLAME ITERNATIONAL, LTD

(formerly Jiu Feng Investment Hong Kong Ltd)

Condensed Balance Sheets

(Unaudited)

	November 30,	February 28,
	2015	2015

ASSETS

Current assets
Cash	$4,998	$4,998
Total current assets	4,998	4,998

Other assets
Deferred financing fees	419,642	-
Total other assets	419,642	-

Total Assets	$424,640	$4,998

LIABILITIES and STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$3,672	$-
Accrued officer compensation	468,000	$351,000
Loan payable - related party	215,070	153,528
Total current liabilties	686,742	504,528

Total Liabilities	686,742	504,528

Stockholders' Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 8,678,571 shares issued and outstanding	8,679	8,500
Additional paid in capital	817,949	398,486
Retained deficit	(1,088,730)	(906,516)
Total Stockholders' Deficit	(262,102)	(499,530)

Total Liabilities and Stockholders' Deficit	$424,640	$4,998

The accompanying notes are an integral part of the condensed unaudited financial statements.

JUBILANT FLAME ITERNATIONAL, LTD

(formerly Jiu Feng Investment Hong Kong Ltd)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2015	2014	2015	2014

Revenues - net	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Operating Expenses:
Amortization & depreciation			-	-
General and administrative	75,104	49,921	182,214	160,308
Total operating expenses	75,104	49,921	182,214	160,308

Income (loss) from operations	(75,104)	(49,921)	(182,214)	(160,308)

Other income (expense):
Interest income	-	-	-	2
Other income (expense) net	-	-	-	2

Income (loss) from continuing operations before provision for income taxes	(75,104)	(49,921)	(182,214)	(160,306)

Provision for income tax:	-	-	-	-

Net income (loss)	$(75,104)	$(49,921)	$(182,214)	$(160,306)

Net income (loss) per share
(Basic and fully diluted)
Total operations	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	8,558,655	8,500,000	8,558,655	8,500,000

The accompanying notes are an integral part of the condensed unaudited financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

(formerly Jiu Feng Investment Hong Kong Ltd)

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	November 30,	November 30,
	2015	2014

Cash Flows From Operating Activities:
Net income (loss)	$(182,214)	$(160,306)

Adjustments to reconcile net (loss) to net cash (used in) operating activities
		-
Changes in Current Assets and Liabilities-
Accounts payable	3,672	(1,461)
Accrued officer's compensation	117,000	117,000
Net cash provided by (used for) operating activities	(61,542)	(44,767)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Loan payable - related party	61,542	44,769
Net cash provided by (used for) financing activities	61,542	44,769

Net Increase (Decrease) In Cash	-	2

Cash At The Beginning Of The Period	4,998	4,986

Cash At The End Of The Period	$4,998	$4,988

Schedule of Non-Cash Investing and Financing Activities

Common stock issued pursuant to Equity Purchase Agreement 178,571 common shares valued at $2.35 per share	$419,642	$-

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed unaudited financial statements.

JUBILANT FLAME INTERNATIONAL, LTD
(FORMERLY JIU FENG INVESTMENT HONG KONG LTD.)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 31, 2015 AND 2014

NOTE 1 – ORGANIZATION AND OPERATIONS

Jubilant Flame International, Ltd. (the "Company"), was formed on September 29, 2009 under the name Liberty Vision, Inc. The Company provided web development and marketing services for clients. On December 5, 2012 the Company disposed of its subsidiary corporation to a shareholder for a nominal sum, as well as other management operations.

On December 16, 2012, the Company changed its name to Jiu Feng Investment Hong Kong Ltd.

On July 24, 2013, the Company changed its business sector to the medical sector.

On September 30, 2013, the Company entered into a world-wide five year licensing agreement with BioMark Technologies (Asia) Limited ("BioMark") whereby the Company is licensed to sell, market and, or, distribute certain products pertaining to the health care industry; and to conduct research and development of BioMark's cancer detection scanning technology. The Company's president, Ms. Yan Li is also president of, and exercises control over, BioMark.

On August 18, 2015, the Company changed its name to Jubilant Flame International, Ltd.

On November 16, 2015, the Company entered into the cosmetic sector by entering into a Distribution / License Agreement with Rubyfield Holdings LTD ("Rubyfield"), a company organized under the laws of Hong Kong, whereby the Company is Rubyfield's exclusive independent authorized Master Distributor for all of North America for certain products pertaining to the cosmetics industry. The Company's president, Ms. Yan Li, is also president of, and exercises control over Rubyfield.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.GAAP").

Interim Financial Information.

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of November 30, 2015, results of operations, changes in stockholders' equity (deficit) and cash flows for the three and nine month periods ended November 30, 2015 and 2014, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K filed on June 5, 2015.

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

Foreign currency transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification ("Section 830-20-35") for foreign currency transactions. Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.SSS> Dollar, the Company's reporting currency. Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the reporting currency and the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.

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

Deferred Financing Costs

Offering costs with respect to issue of common stock, warrants or options by the Company are initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transactions are unsuccessful. During the period ended November 30 2015, the Company capitalized as Deferred Financing Costs, 178,571 shares issued and valued at $2.35 per share. Under the aforementioned Equity Purchase Agreement, these shares were issued to the investor and designated as Initial Commitment Shares, payable upon execution of the agreement as a prepayment. In the event the Company does not obtain or raise the funds under the agreement, these costs will be immediately expensed. The Company expects to make that determination in the short term.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at November 30, 2015 the Company had current assets, comprising of cash, of $4,998 and current liabilities of $686,742 resulting in a working capital deficit of $681,744. The Company currently has no profitable trading activities and has an accumulated deficit of $1,088,730 as at November 30, 2015. This raises substantial doubt about the Company's ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or related parties. By doing so, the Company hopes to generate sufficient capital to execute its new business plan in the medical and cosmetics sector on an ongoing basis. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

NOTE 4 – RELATED PARTY TRANSACTIONS

In support of the Company's efforts and cash requirements, it must rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. The advances are considered temporary in nature and have not been formalized by a promissory note.

As at November 30, 2015, the Company had a $215,070 loan outstanding with a shareholder of the Company. This compares with the outstanding balance of $153,528 at the fiscal year end of February 28, 2015. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – INCOME TAX

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At November 30, 2015 the Company had net operating loss carryforwards of approximately $580,697 which begin to expire in 2034. The deferred tax asset of $197,437 created by the net operating loss has been offset by a 100% valuation allowance. The change in valuation allowance as of the quarter ended November 30, 2015 was approximately $25,535.

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

As at November 30, 2015, a total of $468,000 had been accrued as compensation payable to Ms. Li and Mr. Ireland.

NOTE 7 – STOCKHOLDERS' DEFICIT

The Company has authorized share capital of 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

Effective June 18, 2015 the Company issued 178,571 common shares pursuant to the terms of.an Equity Purchase Agreement entered into with Premier Venture, a California limited liability company.

Pursuant to the terms of the Equity Purchase Agreement, Premier Venture committed to purchase up to $5,000,000 of our common stock during the Open Period. From time to time during the Open Period, we may deliver a put notice (the "Put Notice") to Premier Venture which states the dollar amount that we intend to sell to Premier Venture on a date specified in the Put Notice. The maximum investment amount per notice shall not exceed the lesser of (i) 200% of the average daily trading volume of our common stock on the five trading days prior to the day the Put Notice is received by Premier Venture and (ii) 110% of any previous put amount during the maximum thirty-six (36) month period (however the amount for the preceding (ii) shall never be less than 75,000 shares). The total purchase price to be paid, in connection with each Put Notice, by shall be calculated at The Purchase Price for the Securities for each Put shall be the Put Amount multiplied by seventy percent (70%) of the lowest individual daily volume weighted average price ("VWAP") of the common stock during the five (5) consecutive trading days immediately after the applicable date of the Put Notice, less six hundred dollars ($600.00).

In consideration of the execution and delivery of the Equity Purchase Agreement by Premier Venture, we issued Premier Venture 178,571 shares of our common stock. We value these shares of stock at $2.35 per share based on the quoted market price of shares of common stock on the date we entered into the Equity Purchase Agreement.

Total shares issued and outstanding as at November 30, 2015 were 8,678,571.

NOTE 8 – RESTATEMENT

The Company identified an error in these financial statements while in the course of preparing the financial statements for the subsequent quarter ended November 30, 2015. The error identified related to the actual date of issuance of the shares of common stock associated with the Equity Purchase Agreement referenced is Note 7. The event was not previously accounted for in the current quarter statements.

The error had no effect on the Net loss per share as the transaction was related to balance sheet accounts only. The effect of the error with respect to the balance sheet accounts was to increase the Other asset "Deferred financing costs" in the amount of $419,642 and to increase the "Common stock in the amount of $179 and an additional $419,463 of "Additional paid in capital".

The net effect of the error and its restatement is set forth as follows:

	As	Net	As
	Reported	Change	Restated
Deferred financing fees	$-	$419,642	$419,642

Common stock	$8,500	$179	$8,679

Additional paid in capital	$398,486	$419,463	$817,949

Common stock shares issued	8,500,000	178,571	8,678,571

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, "Subsequent Events", the Company has analyzed its operations subsequent to November 30, 2015 to the date these financial statements were filed with the Securities and Exchange Commission and has determined it has the following material subsequent event to disclose in these financial statements.

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

Our Business

Jubilant Flame International, Ltd., (the "Company", "the "Registrant", "we", "us" or "our") was formed on September 29, 2009 under the name Liberty Vision, Inc. The Company provided web development and marketing services for clients. On December 5, 2012, the Company disposed of its subsidiary corporation to a shareholder for a nominal sum, as well as other management operations. On December 16, 2012, the Company changed its name to Jiu Feng Investment Hong Kong, Inc. On January 27, 2013, the Company announced the change of its ticker symbol from "LBYV" to "JFIL." On July 24, 2013, the Company changed its business sector to the medical sector. On September 30, 2013, the Company entered into a world-wide five year licensing agreement with BioMark Technologies (Asia) Limited ("BioMark") whereby the Company is licensed to sell, market, and, or, distribute certain products pertaining to the health care industry; and to conduct research and development of BioMark's cancer detection scanning technology.On May 18, 2015 the Company changed its name to Jubilant Flame International, Ltd.

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

On November 16, 2015, the Company entered into a Distribution / License Agreement with Rubyfield Holdings LTD ("Rubyfield"), a company organized under the laws of Hong Kong, whereby the Company is Rubyfield'sexclusive independent authorized Master Distributor for all of North America for certain products pertaining to the cosmetics industry. The Company's president, Ms. Yan Li, is also president of, and exercises control over Rubyfield.

Results of Operations

For the three months ended November 30, 2015 compared to the three months ended November 30, 2014

Revenue

We recognized no significant revenue in the three months ended November 30, 2015 and 2014 as we have not commenced operations as yet.

Operating Expenses

The major components of our operating expenses for the three months ended November 30, 2015 and 2014 are outlined in the table below:

	Three Months Ended November 30, 2015	Three Months Ended November 30, 2014	Increase (Decrease) %
Professional fees	$36,104	$8,445	327.5%
Officer compensation	39,000	39,000	0%
Other	-	2,476	100%
Total operating expenses	$75,104	$49,921	33.5%

Our operating expenses incurred in the three months ended November 30, 2015 increased substantially as compared with the three months ended November 30, 2014, reflecting an increase of 33.5%. Officer compensation expense was identical at $39,000 for both periods while our professional fees incurred in the three months ended November 30, 2015 were $27,659 more than incurred in the comparable period in the prior year. The increase in professional fees were due to fees associated with our OTC listing and increased legal fees.

Net Loss

For the three months ended November 30, 2015, we recognized a net loss of $75,104 representing a 50.4% increase as compared with the net loss of $49,921 for the corresponding period in 2014 due to the factors discussed above.

For the nine months ended November 30, 2015 compared to the nine months ended November 30, 2014

Revenue

We recognized no significant revenue in the nine months ended November 30, 2015 and 2014 as we have not commenced operations as yet.

Operating Expenses

The major components of our operating expenses for the nine months ended November 30, 2015 and 2014 are outlined in the table below:

	Nine Months Ended November 30, 2015	Nine Months Ended November 30, 2014	Increase (Decrease) %
Professional fees	$65,214	$33,957	33.7%
Officer compensation	117,000	117,000	0%
Other	-	9,351
Total operating expenses	$182,214	$160,308	13.6%

Our operating expenses incurred in the nine months ended November 30, 2015 were $21,906 more than for the nine months ended November 30, 2014, reflecting an increase of 13.6%. Officer compensation expense was identical at $78,000 for both periods while our professional fees incurred in the nine months ended November 30, 2015 were $31,257 more than incurred in the comparable period in the prior year.

Net Loss

For the nine months ended November 30, 2015, we recognized a net loss of $182,214 representing a 13.6% Increase as compared with the net loss of $160,308 for the corresponding period in 2014 due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	November 30, 2015	February 28, 2015
Current Assets	$4,998	$4,998
Current Liabilities	$686,742	$504,528
Working Capital Deficit	$(681,744)	$(499,530)

As at November 30, 2015, the Company had current assets, comprising cash, of $4,998 and current liabilities of $686,742, comprising accrued officer compensation of $468,000 and loan payable related party of $215,070, resulting in a working capital deficit of $681,744. The Company currently has no profitable trading activities and has an accumulated deficit of $1,088,730 as at November 31, 2015. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Cash Flowfor the nine months ended November 30, 2015 compared to the nine months ended November 30, 2014

The table below, for the periods indicated, provides selected cash flow information:

	Nine months Ended November 30, 2015	Nine Months Ended November 30, 2014
Cash provided by (used in) operating activities	$(61,542)	$(44,767)
Cash used in investing activities	0	0
Cash provided by financing activities	61,542	44,769
Net increase (decrease) in cash	$0	$2

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

Cash Flows from Operating Activities

Our net cash used in operating activities increased by $16,775 in the nine months ended November 30, 2015 compared to that in the nine months ended November 30, 2014, representing an increase of 37.5%. The increase in net cash used in operating activities was primarily the result of increased fees associated with our OTC listing and increased legal fees.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the nine months ended November 30, 2015 or 2014.

Cash Flows from Financing Activities

Our cash provided by financing activities increased from $44,769 for the nine months ended November 30, 2014 to $61,542 for the nine months ended November 30, 2015 reflecting the increased level of funding required for operating activities between the two periods. In both periods, cash was provided by way of loan from a related party.

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

Off Balance Sheet Arrangements

As of November 30, 2015, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective. Our management reached the conclusion that our disclosure controls and procedures were not effective upon the realization that the issuance to Premier Venture Partners, LLC of 178,571shares of our common stock were not properly reflected in our quarterly report on Form 10-Q for the period ended August 31, 2015. The Company's management is currently examining how to enhance our disclosure controls and procedures to ensure that our reports are timely and accurate.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three and nine months ended November 30, 2015 or 2014, respectively, and currently we are not involved in any pending litigation or legal proceedings.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No unregistered sales of equity were completed in the three months ended November 30, 2015 or 2014, respectively. On July 28, 2015, in consideration of the execution and delivery of the Equity Purchase Agreement by Premier Venture Partners, LLC, we issued 178,571 shares of our common stock to Premier Venture.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three months ended November 30, 2015 or 2014, respectively.

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

______________________

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

JUBILANT FLAME INTERNATIONAL LTD

Dated this 22nd day of January, 2016	By:	/s/ Yan Li
Yan Li
President and Director

