Form 10-Q/A
period 2015-08-31
Jubilant Flame International, Ltd
filed 2016-01-28
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

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

As of January 28, 2016, there are 8,678,571 shares of common stock outstanding.

All references in this Report on Form 10-Q/A to the terms "we", "our", "us", the "Company" and the "Registrant" refer to Jubilant Flame International Ltd unless the context indicates another meaning.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A for the quarter ended August 31, 2015 as an amendment to our Form 10-Q originally filed with the Securities and Exchange Commission on October 2, 2015 (the "Original Filing"): (i) to amend management's evaluation of the effectiveness of the Company's disclosure controls and procedures included under Part I - Item 4 as a result of the identification of a material weakness that existed as of August 31, 2015; and (ii) to restate the financial statements as a result of the identification of errors related to accounting for 178,571 shares of the Company's common stock issued to Premier Venture, a California limited liability company, pursuant to the terms of an Equity Purchase Agreement entered into with Premier Venture and reported on Form 8-K filed with the Securities and Exchange Commission on June 23, 2015.

Accordingly, we hereby amend and replace in its entirety Part I – Item 1 (Financial Statements), Part I - Item 4 (Controls and Procedures), and Part II - Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) of the Original Filing. For the convenience of the reader, this 10-Q/A sets forth the Original Filing, as modified and superseded where necessary to reflect these revisions. The restatement is further discussed in Note 2 to the Company's financial statements included in Part I – Item 1 – Financial Statements contained herein.

In accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Form 10-Q/A. Accordingly, the Registrant hereby amends Part II – Item 6 of the Original Filing to reflect the filing of the new certifications.

Except as described above, this Amended Filing does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amended Filing speaks only as of the date the Original Filing was filed, and the Registrant has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events and any forward-looking statements represent management's views as of the Original Filing Date and should not be assumed to be accurate as of any date thereafter. Accordingly, this Amended Filing should be read in conjunction with the Registrant's filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

2

JUBILANT FLAME INTERNATIONAL LTD

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL LTD

(FORMERLY JIU FENG INVESTMENT HONG KONG LTD.)

FOR THE THREE AND SIX MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014

Index to Condensed Unaudited Financial Statements

Contents	Page (s)

Condensed (Unaudited) Balance Sheets at August 31, 2015 (Restated) and February 28, 2015	F-1
Condensed Statements of Operations for the Three and Six Month Periods Ended August 31, 2015 (Restated) and 2014 (Unaudited)	F-2
Condensed Statements of Cash Flows for the Six Month Periods Ended August 31, 2015 (Restated) and 2014 (Unaudited)	F-3
Notes to the Condensed Restated Financial Statements (Unaudited)	F-4 – F-9

4

JUBILANT FLAME ITERNATIONAL, LTD
(formerly Jiu Feng Investment Hong Kong Ltd)
Condensed Restated, Unaudited Balance Sheets

	August 31,	February 28,
	2015	2015
	(Restated)

ASSETS

Current assets
Cash	$4,998	$4,998
Total current assets	4,998	4,998

Other assets
Deferred financing fees	419,642	-
Total other assets	419,642	-

Total Assets	$424,640	$4,998

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$-	$-
Accrued officer compensation	429,000	$351,000
Loan payable - related party	182,639	153,528
Total current liabilties	611,639	504,528

Total Liabilities	611,639	504,528

Stockholders' Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 8,678,571 shares issued and outstanding as of August 31, 2015 as restated, and 8,500,000 shares as of February 28, 2015	8,679	8,500
Additional paid in capital	817,949	398,486
Retained deficit	(1,013,627)	(906,516)
Total Stockholders' Deficit	(186,999)	(499,530)

Total Liabilities and Stockholders' Deficit	$424,640	$4,998

The accompanying notes are an integral part of the unaudited financial statements.

JUBILANT FLAME ITERNATIONAL, LTD
(formerly Jiu Feng Investment Hong Kong Ltd)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Restated		Restated
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2015	2014	2015	2014

Revenues - net	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Operating Expenses:
Amortization & depreciation			-	-
General and administrative	56,074	59,311	107,111	110,388
Total operating expenses	56,074	59,311	107,111	110,388

Income (loss) from operations	(56,074)	(59,311)	(107,111)	(110,388)

Other income (expense):
Interest income	-	-	-	2
Other income (expense) net	-	-	-	2

Income (loss) from continuing operations before provision for income taxes	(56,074)	(59,311)	(107,111)	(110,386)

Provision for income tax:	-	-	-	-

Net income (loss)	$(56,074)	$(59,311)	$(107,111)	$(110,386)

Net income (loss) per share
(Basic and fully diluted)
Total operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	8,558,304	8,500,000	8,633,438	8,500,000

The accompanying notes are an integral part of the unaudited financial statements.

JUBILANT FLAME INTERNATIONAL, LTD
(formerly Jiu Feng Investment Hong Kong Ltd)
Condensed Statements of Cash Flows

(Unaudited)

	Restated
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

The accompanying notes are an integral part of the unaudited financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

(FORMERLY JIU FENG INVESTMENT HONG KONG LTD..

NOTES TO CONDENSED UNAUDITED RESTATED FINANCIAL STATEMENTS

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

On December 16, 2012 the Company changed its name to Jiu Feng Investment Hong Kong Ltd.

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

On August 18, 2015 the Company changed its name to Jubilant Flame International, Ltd.

On November 16, 2015, the Company entered into the cosmetic sector by entering into a Distribution/License Agreement with Rubyfield Holdings LTD ("Rubyfield"), a company organized under the laws of Hong Kong, whereby the Company if Rubyfield's exclusive independent authorized Master Distributor for all of North America for certain products pertaining to the cosmetics industry. The Company's president, Ms. Yan Li, is also president of, and exercises control over Rubyfield.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.GAAP") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's February 28, 2015 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end February 28, 2015 as reported on Form 10-K, have been omitted.

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

Fair value of financial instruments

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at February 28, 2015; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended February 28, 2015, and February 28, 2014.

Deferred Financing Costs

Offering costs with respect to issue of common stock, warrants or options by the Company are initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transactions are unsuccessful. During the period ended August 31 2015, the Company capitalized as Deferred Financing Costs, 178,571 shares issued and valued at $2.35 per share. Under the aforementioned Equity Purchase Agreement, these shares were issued to the investor and designated as Initial Commitment Shares, payable upon execution of the agreement as a prepayment. In the event the Company does not obtain or raise the funds under the agreement, these costs will be immediately expensed. The Company expects to make that determination in the short term

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 2660-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive shares issued or outstanding during the three and six month periods ended August 31, 2015 or 2014.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at August 31, 2015 the Company had current assets, comprising of cash, of $4,998 and current liabilities of $611,639 resulting in a working capital deficit of $606,641. The Company currently has no profitable trading activities and has an accumulated deficit of $1,013,627 as at August 31, 2015. This raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

In support of the Company's efforts and cash requirements, it August rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. The advances are considered temporary in nature and have not been formalized by a promissory note.

As at August 31, 2015, the Company had an outstanding balance of $182,639 compared with a balance of $153,528 as at the end of the fiscal year with a shareholder of the Company. The loan is non-interest bearing, due upon demand and unsecured

NOTE 5 – INCOME TAX

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At August 31, 2015 the Company had net operating loss carryforwards of approximately $501,900 which expire in 2034. The deferred tax asset of $170,640 created by the net operating loss has been offset by a 100% valuation allowance. The change in valuation allowance as of the quarter ended August 31, 2015 was approximately $18,300.

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

Effective June 18, 2015, the Company issued 178,571 common shares pursuant to the terms of an Equity Purchase Agreement entered into with Premier Venture, a California limited liability company.

Pursuant to the terms of the Equity Purchase Agreement, Premier Venture committed to purchase up to $5,000,000 of our common stock during the Open Period. From time to time during the Open Period, we may deliver a put notice (the "Put Notice") to Premier Venture which states the dollar amount that we intend to sell to Premier Venture on a date specified in the Put Notice. The maximum investment amount per notice shall not exceed the lesser of (i) 200% of the average daily trading volume of our common stock on the five trading days prior to the day the Put Notice is received by Premier Venture and (ii) 110% of any previous put amount during the maximum thirty six (36) month period (however the amount for the preceding (ii) shall never be less than 75,000 shares). The total purchase price to be paid, in connection with each Put Notice, by shall be calculated at The Purchase Price for Securities for each Put shall be the Put Amount multiplied by seventy percent (70%) of the lowest individual daily volume weighted average price ("VWAP") of the common stock during the five (5) consecutive trading days immediately after the applicable date of the Put Notice, less six hundred dollars ($600.00).

In consideration of the execution and delivery of the Equity Purchase Agreement by Premier Venture, we issued Premier Venture 178,571 shares of our common stock. We valued these shares of stock at $2.35 per share based on the quoted market price of shares of common stock on the date we entered into the Equity Purchase Agreement. Offering costs with respect to issue of common stock, warrants or options by the Company are initially deferred and ultimately offset against the proceeds from these equity transactions if successful or are expensed if the proposed equity transactions are unsuccessful.

Total shares outstanding as at August 31, 2015 and February 28, 2015 were 8,678,571 and 8,500,000 respectively

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, "Subsequent Events", the Company has analyzed its operations subsequent to August 31, 2015 to the date these financial statements were filed with the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose in these financial statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q/A. This Quarterly Report on Form 10-Q/A contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q/A.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective. Our management reached the conclusion that our disclosure controls and procedures were not effective upon the realization that the issuance to Premier Venture Partners, LLC of 178,571 shares of our common stock were not properly reflected in our quarterly report on Form 10-Q for the period ended August 31, 2015 filed with the Securities and Exchange Commission on October 2, 2015. The Company's management is currently examining how to enhance our disclosure controls and procedures to ensure that our reports are timely and accurate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 28, 2015 the Company issued 178,571 shares of its common stock to Premier Venture Partners, LLC ("PVP"). The Shares were issued in consideration of the execution of an Equity Purchase Agreement entered into on June 18, 2015 between the Company and PVP. The issuance of shares to PVP was made in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act") and Rule 506 of Regulation D promulgated by the SEC under the 1933 Act.

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

__________________________

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

JUBILANT FLAME INTERNATIONAL, LTD

Date: January 28, 2016	By:	/s/ Yan Li
Yan Li
President and Director

