Form 10-K
period 2016-02-29
Jubilant Flame International, Ltd
filed 2016-06-30
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There was no active public trading market as of the last business day of the Company's second fiscal quarter, so there was no aggregate market value of common stock held by non-affiliates.

As of June 27, 2016, there are 8,678,571 shares of common stock outstanding.

JUBILANT FLAME INTERNATIONAL, LTD.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management's plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
•	risks related to our international operations and currency exchange fluctuations; and
•	other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", the "Company", the 'Registrant", and "Jubilant Flame" mean Jubilant Flame International, LTD. unless otherwise indicated.

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

I. Bone-Induction Artificial Bone

BIAB has completed over 200 animal tests, 5000 clinical trail tests, and was approved by the State Food and Drug Administration of China ("SFDA") in 2006. The BIAB won the second prize of 2007 China National Natural Science. VSD also has been approved by SFDA in 2006.

BIAB is a bionic porous repairing bone material which is made of calcium phosphate through a special process. Its composition and structure is similar with the natural mineral of human bone, which stands for its predominant biocompatibility, biological activity and biological safety. It helps to absorb human self's BMP growth factor; it also regulates gene function to induct bone regeneration, shorter the convalescence, and meet the target of repairing bone defect permanently. The advanced artificial bone is used: (i) in repairing traumatic bone defects; (ii) in repairing bone defect after complete removal of bone tissue as required in the treatment of certain diseases including bone tumor, bone tuberculosis, chronic osteomyelitis, osteofibrous dysplasia, delayed union, nonunion, and false joint fracture; (iii) for treatment of bone loss or bone defects caused by congenital malformation; (iv) as a filling material for spinal fusion, joint fusion, and orthopedic bone grafting; and (v) as a filling material for bone grafting fusion and decompressive laminectomy.

Product Characteristics:

The BIAB provides three-dimensional support structure and the physical and chemical composition which is similar to the body's natural bone mineral. They reassembled in human body's environment. It can help lead the fibrous tissue and bone marrow stromal stem cells to grow into the porous of the material, thus obtains the essential multipotent mesenchymal cells for bone formation and provide the growth support of cells.

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

•   Not fully mature technology

BioMark's Bone-induction artificial bone

•   Both bone conduction and safe bone induction properties

•   Replicates normal process of osteogenesis and bone formation

•   Sufficient and safe sources

•   Avoids immunological rejection and spreading underlying diseases, is an ideal material for bone repairing

Comparison with similar products

	Biological safety	Absorption	Bone induction
HA Silicate	+	-	-
ß-TCP Caso4	+	Too fast	-
Allogeneic bone	-	+	-
Allogeneic bone + BMP/DBM	?	+	+
BioMark's Bone-induction artificial bone	+	Moderate	+

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

2.	Easy to operate. Using VSD is as simple as changing a fresh dressing for the wound; the material does not adhere with the wound, which avoids secondary vulnus;

3.	Large range of indications; innovation of operation, especially for large size wound treatments.

Comparison with previous technology

Category	Using Method	Requirements for the surrounding skin	Product properties	Clinical effect	Adverse events happening %	Indication
Old technology	• Need certain conditions, experience and technology. • Difficult to seal the wound; • operation time long; • huge nursing work.	High	Single function; cannot clean the wound	Common	Drainage tube blocking >70% Wound blowing 100% Material becomes dry and hard >90%	Suitable for in- patients
BioMark's VSD technology	• No certain conditions, experience and technology required. • Easy to seal the wound; • operation time low; • small nursing work.	No special requirements.	Functions of wound cleaning and vacuuming	Good	All very seldom	Suitable for out-patient and in-patient

Comparison with other products

Category	Working principals	Using method	Products properties	Clinical Effect	Adverse events happening %
BioMark's VSD Products	Cleaning the wound through the inlay drainage tube which transmits the vacuum	Easy	Functions of wound cleaning and vacuuming	Good	Very seldom
Other VSD/ VAC with suckers	• Drainage tube is connected with the foam material through the suckers. • Transmitting Vacuum effect is poor; • Draining effect is poor. • Potential problem for drainage tube blocking.	• Need open the sealing membrane to clean the suckers. • Hard to use the suckers since the different sizes of wound.	Single function	Poor	Very high, Drainage tube blocking happens up to 70% after a 3-days usage

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

BioMark's cancer detection scanning technology provides innovative techniques and assay analysis to increases early detection of tumors in the latent growth phase.

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

ITEM 2. PROPERTIES

The Company leases office space in Los Angeles, California, at 3150 Wilshire, Suite 2215.

ITEM 3. LEGAL PROCEEDINGS

Currently, the Company is not involved in any pending litigation or legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTCQB Bulletin Board under the symbol "JFIL". Because we are quoted on the OTCQB Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

Holders

As of February 29, 2016, there were 38 total record holders of 8,678,571 shares of the Company's common stock.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered securities

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

On December 9, 2015 the Registrant issued to Peak One Opportunity Fund, L.P. a Convertible Debenture in the principal amount of $60,000. The issuance of the debenture was disclosed on Form 8-K filed on December 15, 2015. The debenture matures on December 9, 2018.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended February 29, 2016 and February 28, 2015.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Results of Operations

Revenue

We recognized no revenues during the year ended February 29, 2016 or February 28, 2015 as we have yet to generate any sales from our new business in the medical sector.

Operating Costs and Expenses

The major components of our expenses for the years ended February 29, 2016 and February 28, 2015 are outlined in the table below:

	Year Ended February 29, 2016	Year Ended February 28, 2015
Officer compensation	$272,250	$156,000
Transfer Agent	$6,513	$6,356
Edgar filing fees	$5,354	$4,477
Legal	$60,980	$57,217
Accounting	$11,225	$8,165
OTC Filing Fees	$1,875	$11,500
Office Expense	$2,997	$745
Rent	$6,000	$-
Website amortization expense	$4,861	$-
Investor marketing and other	$5,000	$-
Total operating expenses	$377,055	$244,460

The $132,595 increase in our operating costs for the year ended February 29, 2016 compared to the year ended February 28, 2015, was mainly due to the $116,250 increase in officers compensation, $6,000 increase in rent, $5,000 increase in investor marketing, $4,861 increase in website amortization expense, $3,763 increase in legal fee and $3,061 increase in accounting fees. The increases were partially offset by a decrease in OTC filing fees of $9,625. The increased accounting expense was due in part to accounting work completed in preparation of our registration statement on Form S-1 which was filed on March 9, 2016.

Other Expenses

Other expenses increased to $456,876 for the year ended February 29, 2016, from other income of $12 for the year ended February 28, 2015. Other expenses consisted primarily of $419,642 write off of deferred financing fees and $37,234 of combined other interest expense. The interest expense increase is due to a convertible promissory note issued on December 19, 2016.

Net Loss

During the years ended February 29, 2016 and February 28, 2015, the Company realized a net loss of $833,931 and $244,448 respectively.

Liquidity and Capital Resources

Working Capital	As of February 29, 2016	As of February 28, 2015
Current Assets	$10,623	$4,998
Current Liabilities	$752,217	$504,528
Working Capital Deficit	$(741,594)	$(499,530)

The increase in the Company's working capital deficit from February 28, 2015 to February 29, 2016 reflects the impact of net loss recognized by the Company for the year.

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Year Ended February 29, 2016	Year Ended February 28, 2015
Cash provided by (used in) operating activities	$(98,445)	$(59,909)
Cash used in investing activities	$25,000	$-
Cash provided by financing activities	$123,445	$59,921
Net increase (decrease) in cash	$-	$12

Cash Flows from Operating Activities

During the year ended February 29, 2016, we used $98,445 in operating activities compared to $59,909 during the year ended February 28, 2015.

During the year ended February 29, 2016, we incurred a net loss of $833,931 which was partially reduced for cash flow purposes by an increase of $167,250 in accrued officer compensation, an increase of 105,000 issuable stock compensation and the non-cash write off of deferred financing costs totaling $419,642 and reduced by a $9,494 reduction in accounts payable.

During the year ended February 28, 2015, we incurred a net loss of $244,448 which was partially reduced for cash flow purposes by an increase of $156,000 in accrued officer compensation and the non-cash write off of deferred financing costs totaling $30,000 and reduced by a $1,461 reduction in accounts payable.

Cash Flows from Investing Activities

During the year ended February 29, 2016, we spent $25,000 cash to develop the company's website as of investing activities. We did not generate or use any cash from investing activities during the year ended February 28, 2015.

Cash Flows from Financing Activities

During the year ended February 29, 2016, we generated $123,445 in financing activities compared to $59,921 during the year ended February 28, 2015.

During the year ended February 29, 2016, we received $70,945 by way of loan payable related party compared to $59,921 received by way of loan payable related party during the year ended February 28, 2015. We also received $52,500 proceeds from a convertible note on December 9, 2015.

Future Financings

Effective June 18, 2015, we entered into an Equity Purchase Agreement, and a Registration Rights Agreement with Premier Venture Partners, LLC, a California limited liability company.

Pursuant to the terms of the Agreements, the Premier Venture shall invest up to Five Million U.S. Dollars ($5,000,000) to purchase the Company's common stock in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), Rule 506 of Regulation D promulgated by the SEC under the 1933 Act, and/or upon such other exemption from the registration requirements of the 1933 Act as may be available with respect to any or all of the sales of shares of the Common Stock made pursuant to the Agreements. The Company has filed a registration statement to register the shares of common stock sold to the Investor pursuant to the 1933 Act, and the rules and regulations promulgated thereunder.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JUBILANT FLAME INTERNATIONAL, LTD.

(FORMERLY JIU FENG INVESTMENT HONG KONG, INC.)

 FOR THE YEARS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

Jubilant Flame International, Inc.

Shanghai, China

We have audited the accompanying balance sheet of Jubilant Flame International, Inc (the "Company") as of February 29, 2016 and the related statements of operations, stockholders' deficit and cash flows for the year then ended, and the related notes to the financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 29, 2016 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company suffered a loss from operations during the year ended February 29, 2016, has yet to establish a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pritchett, Siler & Hardy P.C.

Farmington, Utah

June 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Jubilant Flame International, Ltd

Shanghai, China

We have audited the accompanying balance sheets of Jubilant Flame International, Ltd as of February 28, 2015 and the related statement of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jubilant Flame International, Ltd.) as of February 28, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Cutler & Co., LLC

Wheat Ridge, formerly Arvada, Colorado

June 5, 2015

JUBILANT FLAME ITERNATIONAL, LTD

(formerly Jiu Feng Investment Hong Kong Ltd)

Balance Sheets

	February 29,	February 28,
	2016	2015
ASSETS

Current assets
Cash	$4,998	$4,998
Prepaid expenses	5,625	$-
Total current assets	10,623	4,998

Other assets
Security deposit	2,000	-
Website net of $4,861 of amortization	20,139	-
Total other assets	22,139	-

Total Assets	$32,762	$4,998

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$9,494	$-
Accrued officer compensation	518,250	351,000
Loan payable - related parties	224,473	153,528
Total current liabilties	752,217	504,528

Convertible note net of debt discount of $53,685	6,315	-
Derivative liability	83,049	-

Total Liabilities	841,581	504,528

Stockholders' Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 8,678,571 and 8,500,000 shares issued and outstanding respectively	8,679	8,500
Additional paid in capital	922,949	398,486
Retained deficit	(1,740,447)	(906,516)
Total Stockholders' Deficit	(808,819)	(499,530)

Total Liabilities and Stockholders' Deficit	$32,762	$4,998

The accompanying notes are an integral part of the audited financial statements.

JUBILANT FLAME ITERNATIONAL, LTD
(formerly Jiu Feng Investment Hong Kong Ltd)
Statements of Operations

	Year Ended	Year Ended
	February 29,	February 28,
	2016	2015

Revenues - net	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating Expenses:
General and administrative	377,055	244,460
Total operating expenses	377,055	244,460

Income (loss) from operations	(377,055)	(244,460)

Other income (expense):
Derivatives interest expense	(50,443)	-
Change in derivatives liability	17,920	-
Debt discount amortization expense	(4,341)	-
Write off Deferred Financing Fees	(419,642)	-
Interest income(expense)	(370)	12
Other income (expense) net	(456,876)	12

Income (loss) from continuing operations before provision for income taxes	(833,931)	(244,448)

Provision for income tax:	-	-

Net income (loss)	$(833,931)	$(244,448)

Net income (loss) per share
(Basic and fully diluted)
Total operations	$(0.10)	$(0.03)

Weighted average number of common shares outstanding	8,588,552	8,500,000

The accompanying notes are an integral part of the audited financial statements.

JUBILANT FLAME INTERNATIONAL, LTD
(formerly Jiu Feng Investment Hong Kong Ltd)
Statements of Changes in Stockholders' Deficit

	Common Stock
		Amount	Paid in	Retained	Stockholders'
	Shares	($0.001 Par)	Capital	(Deficit)	(Deficit)

Balances at February 29, 2014	8,500,000	$8,500	$398,486	$(662,068)	$(255,082)

Net loss for the year	-	-	-	(244,448)	(244,448)
Balances at February 28, 2015	8,500,000	8,500	398,486	(906,516)	(499,530)

Shares issued for Equity Purchase agreement	178,571	179	419,463	-	419,642

Shares issuable for stock compensation			105,000		105,000
Net loss for the period	-	-	-	(833,931)	(833,931)

Balances at February 29, 2016	8,678,571	$8,679	$922,949	$(1,740,447)	$(808,819)

The accompanying notes are an integral part of the audited financial statements.

JUBILANT FLAME INTERNATIONAL, LTD
(formerly Jiu Feng Investment Hong Kong Ltd)
Statements of Cash Flows

	Year Ended	Year Ended
	February 29,	February 28,
	2016	2015

Cash Flows From Operating Activities:
Net income (loss)	$(833,931)	$(244,448)

Adjustments to reconcile net (loss) to net cash (used in) operating activities
		-
Website amortization	4,861	-
Debt discount amortization	4,341
Derivatives interest expense	50,443
Change in derivatives liability	(17,920)
Issuable stock compensation	105,000
Write off deferred financing costs	419,642	30,000
Changes in Current Assets and Liabilities-
Prepaid expenses	(5,625)	-
Security deposit	(2,000)	-
Accounts payable	9,494	(1,461)
Accrued officer's compensation	167,250	156,000
Net cash provided by (used for) operating activities	(98,445)	(59,909)

Cash Flows From Investing Activities:
Website development	(25,000)	-
Net cash provided by (used for) investing activities	(25,000)	-

Cash Flows From Financing Activities:
Net proceed from related party	70,945	59,921
Proceeds from convertible note	52,500	-
Net cash provided by (used for) financing activities	123,445	59,921

Net Increase (Decrease) In Cash	-	12

Cash At The Beginning Of The Period	4,998	4,986

Cash At The End Of The Period	$4,998	$4,998

Schedule of Non-Cash Investing and Financing Activities

Debt discount on convertible note accounted for as derivatives liability	$50,526	$-

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the audited financial statements.

JUBILANT FLAME INTERNATIONAL, LTD
(FORMERLY JIU FENG INVESTMENT HONG KONG LTD.)

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

NOTE 1 – ORGANIZATION AND OPERATIONS

Jubilant Flame International, Ltd. (the "Company"), was formed on September 29, 2009 under the name Liberty Vision, Inc. The Company provided web development and marketing services for clients. On December 5, 2012 the Company disposed of its subsidiary corporation to a shareholder for a nominal sum, as well as other management operations.

On December 16, 2012, the Company changed its name to Jiu Feng Investment Hong Kong Ltd.On July 24, 2013, the Company changed its business sector to the medical sector. On September 30, 2013, the Company entered into a world-wide five year licensing agreement with BioMark Technologies (Asia) Limited ("BioMark") whereby the Company is licensed to sell, market and, or, distribute certain products pertaining to the health care industry; and to conduct research and development of BioMark's cancer detection scanning technology. The Company's president, Ms. Yan Li is also president of, and exercises control over, BioMark.

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

The Company's significant estimates include income tax provisions and valuation allowances of deferred tax assets; the fair value of financial instruments and the assumption that the company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Fiscal Year End

The Company elected February 28 as its fiscal year end date.

Foreign Currency Transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification ("Section 830-20-35") for foreign currency transactions. Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S Dollar, the Company's reporting currency. Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the reporting currency and the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.

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

Website and Amortization

Website development costs are capitalized and stated at cost, less accumulated amortization. Amortization is provided using the straight-line method over the estimated useful life of three years.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

New accounting standard for Debt Issue Cost and Debt Discount

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amends previous guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company adopted ASU No.2015-03 regarding the presentation of debt issuance cost in the year end of February 29, 2016.

The Company may pay debt issue costs and record debt discounts in connection with raising funds through the issuance of convertible debt. These costs are treated as debt discount and are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issuance Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount. The original issue discount is recorded as a debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as convertible features in convertible debts or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the binomial option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale date of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•

Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3: Unobservable inputs reflecting the Company's assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company's financial assets and liabilities, such as cash, accounts payable and accrued expenses, approximate their fair values because of the current nature of these instruments. Debt approximates fair value based on interest rates available for similar financial arrangements. Derivative liabilities which have been bifurcated from host convertible debt agreements are presented at fair value.

The following are the major categories of liabilities measured at fair value on a recurring basis as of February 29, 2016 and February 28, 2015, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Fair Value Measurements at February 29, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Derivative liabilities – debt	$-	$-	$83,049	$83,049
Less: current portion	-	-	0	0
Long-term portion	$-	$-	$83,049	$83,049

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments, such as warrants, are also valued using the binomial option-pricing model.

Income Taxes

Deferred income tax assets and liabilities are provided for based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.

The computation of basic and diluted loss per share at February 29, 2016 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

February, 2016

Convertible debt	100,000
Total	100,000

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at February 29, 2016 the Company had current assets, of $10,623, comprised of $4,998 in cash and $5,625 in prepaid expenses. Current liabilities total $752,217 resulting in a working capital deficit of $741,594. The Company currently has no profitable trading activities and has an accumulated deficit of $1,740,447 as at February 29, 2016. This raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 - CONVERTIBLE DEBT

On December 9, 2016, the Company issued convertible promissory notes totaling $60,000. At the time of issuance, the notes were evaluated and were determined to contain embedded conversion options that must be bifurcated and reported at fair value with original issue discounts. As a result, a derivative discount on convertible promissory notes was recorded, which net of discount amortization for the year ended February 29, 2016 amounted to $6,315.

Description	29-Feb-16	28-Feb-15
One convertible promissory notes in amount of $60,000, with maturity date of December 9, 2018, bearing interest 0% per annum, convertible into common stock at conversion prices of 60% of the lowest price in the prior 20 trading days. The Company expects all debt will be converted to common shares.	$60,000	$0
Less: debt discount	(58,026)	0
Less: conversions	0	0
Add: amortization of debt discount	4,341	0
Balance of convertible debt, net	6,315	0
Less: current portion	0	0
Long-term convertible debt, net	$6,315	$0

Debt Discount

During the year ended February 29, 2016, the Company recorded debt discounts totaling $58,026.

The Company amortized debt discount of $4,341 during year ended February 29, 2016.

Debt discount consisted of the following at February 29, 2016:

February 29, 2016

Debt discount	$58,026
Accumulated amortization of debt discount	(4,341)
Debt discount – net	$53,685

Derivative Liabilities

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value.

The following schedule shows the change in fair value of the derivative liabilities during the year end February 29, 2016:

Derivative liabilities - February 28, 2015	$0
Add fair value at the commitment date for convertible notes issued during the current year	100,969
Fair value mark to market adjustment for derivatives	(17,920)
Derivative liabilities - February 29, 2016	83,049
Less: current portion	0
Long-term derivative liabilities	$83,049

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded derivative interest expenses for the year ended February 29, 2016 of $50,443.

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions during the year:

Assumption	Commitment Date	Re-measurement Date
Expected dividends:	0%	0%
Expected volatility:	45%	50%
Expected term (years):	3	2.78
Risk free interest rate:	1.22	0.91

NOTE 5– RELATED PARTY TRANSACTIONS

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

As at February 29, 2016, the Company had a $216,473 loan outstanding with a shareholder of the Company and a loan of $8,000 with the treasury and secretary of the Company. This compares with the outstanding balance of $153,528 for the shareholder and $0 for the treasury and secretary at the fiscal year end of February 28, 2015. The loans are non-interest bearing, due upon demand and unsecured.

A related party created a website, that was active beginning in August of 2015, and billed the Company $25,000. The expense of this website will be amortized over 36 months at the rate of $694 per month.

NOTE 6 – INCOME TAX

At February 29, 2016, the Company had unused federal and state net operating loss carryforwards available of approximately $1,414,628, which may be applied against future taxable income, if any, and which expire in various years through 2036.

This loss carry forward expires according to the following schedule:

Year Ending February 29, 2016	Amount

2034	$336,249
2035	244,448
2036	833,931
Total	$1,414,628

The Company's deferred tax assets as of February 29, 2016 and February 28, 2015 are as follows:

	2016	2015
Benefit from net operating losses	$480,974	$197,437
Valuation allowance	(480,974)	(197,437)
Net tax expense	$-	$-

There were no material permanent differences or other reconciling items to reconcile the tax provision for the years ended February 29, 2016 and February 28, 2015, other than the change in valuation allowance of $283,537 and $83,112 respectively . All tax years from inception remain open for examination by the tax authorities.

NOTE 7 – ACCRUED OFFICER COMPENSATION

On April 17, 2013 the Company entered into Employment Agreements with its president and its secretary and treasurer. Its president's agreement is retroactively effective as of December 4, 2012, for a term of 36 months (measured from December 4, 2012). Pursuant to the agreement, The company's president shall receive an annual salary of $78,000 and shall act as the Company's Chief Executive Officer.

The company's secretary and treasurer agreement is retroactively effective as of December 4, 2012, for a term of 36 months (measured from December 4, 2012). Pursuant to the agreement the officer shall receive an annual salary of $78,000 and shall act as the Company's Secretary and Treasurer.

On December 15, 2015, the Company entered into employment agreements with its president, Ms. Yan Li, and its secretary and treasurer, Mr. Robert Ireland. Ms. Yan's agreement is retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Ms. Yan shall receive an annual salary of $100,500 and 100,000 shares of the Company's common stock and shall act as the company CEO. Mr. Ireland's agreement is retroactively effective as of December 4, 2015 for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Mr. Ireland shall receive an annual salary of $100,500 and 100,000 shares of the Company's common stock and shall act as the Company's secretary and treasurer. The Company valued these shares of stock compensation at $2.1 per share based on the quoted market price of shares of common stock on the effective date of the agreement.

As at February 29, 2016, a total of $518,250 had been accrued as compensation payable to the two officers.

NOTE 8 – LEASED PREMISES OBLIGATION

On December 1, 2015 the Company entered into a lease for office space in Los Angeles, California. The Company paid a deposit of $2,000 and is obligated for a period of 36 months ending on November 30, 2018 to pay a rental fee of $2,000 per month.

Minimum future lease commitments are as follows:

Year Ending February 28,	Amount

2016	$6,000
2017	24,000
2018	24,000
2019	18,000
Total	$72,000

NOTE 9 – STOCKHOLDERS' DEFICIT

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

Referenced in NOTE 7, On December 15, 2015, the Company entered into Employment Agreements with its president and its secretary and treasurer, the agreements are retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, each officer will receive 100,000 shares of the Company's common stock as compensation each year. The company valued these shares of stock compensation at $2.1 per share based on the quoted market price of shares of common stock on the effective date of the Agreement. By the year end, no compensation shares have been issued and $105,000 stock compensation expense was recorded.

Total shares issued and outstanding as at February 29, 2016 were 8,678,571.

NOTE 10 – DEFERRED FINANCING COST

During the third quarter, the company issued 178,571 shares of common stock associated with the Equity Purchase Agreement referenced is Note 9. Total share value of $419,642 was recorded as "Deferred financing costs". At the year end, the deferred financing cost of $419,463 was written off due to the uncertain nature of the capital raising.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, "Subsequent Events", the Company has analyzed its operations subsequent to February 29, 2016 to June 28, 2016, the date when the financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

Conclusions

Based upon their evaluation of our controls, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective. Our management reached the conclusion that our disclosure controls and procedures were not effective upon the realization that the issuance to Premier Venture Partners, LLC of 178,571 shares of our common stock were not properly reflected in our quarterly report on Form 10-Q for the period ended August 31, 2015 filed with the Securities and Exchange Commission on October 2, 2015. The Company's management is currently examining how to enhance our disclosure controls and procedures to ensure that our reports are timely and accurate.

ITEM 9B. OTHER INFORMATION.

On December 15, 2015, the Company entered into Employment Agreements with its president, Ms. Yan Li, and its secretary and treasurer, Mr. Robert Ireland. Ms. Yan's agreement, which is attached to this Annual Report on Form 10-K as Exhibit 10.1, is retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Ms. Li shall receive an annual salary of $100,500 and 100,000 shares of the Company's common stock, and shall act as the company's CEO. Mr. Ireland's agreement, which is attached to this Annual Report on Form 10-K as Exhibit 10.2, is retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Mr. Ireland shall receive an annual salary of $100,500 and 100,000 shares of the Company's common stock, and shall act as the company's Secretary and Treasurer.

On December 1, 2015, the Company entered into a sublease agreement to lease space for retail sales and inventory storage. The leased premises are located in Los Angeles, California, at 3150 Wilshire, Suite 2215. The lease if for a term of 36 months, beginning on December 1, 2015, at a cost of $2000 per month.

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

Biographical Information Regarding Officers and Directors

Ms. Yan Li, (47), is a permanent resident of Canada and has lived in Vancouver since 2008. Prior to living in Vancouver Ms. Li lived in Shanghai China. Ms. Li manages and is a member of the board of directors of several companies, including: Jiu Feng Investment Ltd from 2008 to date; Jiu Feng Investment Management Shanghai Ltd from 2000 to date; Shanghai Xiu Ling Hanhe Landscaping Engineering Ltd from 1999 to date; Biomark China Inc from 2008 to date; and JF-NAIC from 2012 to date. Her companies employ thousands of employees worldwide. Ms. Li holds a degree in financial and bank management from the Shanghai Financial Economical University.

Robert Ireland, (50), is a resident of Canada, and has been CEO of Next Alternative Inc. since 2008 and was a prior CEO of Virtual Wave Inc. Mr. Ireland has served on several boards including Next Alternative Inc, Satelinx Inc, RoadStar GPS, and Virtual Wave Inc. Mr. Ireland has over 19 years of experience being a member of a Board of Directors for both public and private companies. His experience in this area of Internet and Web development comes from his company Virtual Wave Inc. which initially was an internet provider in the early years of the Internet and later developed several GPS applications for military, police etc., all web oriented. Mr. Ireland was Chairman and CEO of Virtual Wave Inc. and in 2005 had 42 offices in 39 countries with over 5000 employees. Mr. Ireland's background is in law and computer science. He studied at the University of British Columbia and Carleton University. Mr. Ireland still holds an office at Carleton University. From 1985 to 1995 Mr. Ireland served as an adjudicator for the Province of Ontario and when he stepped down in 1995 he was a Senior Adjudicator for the province. He then started teaching at Carleton University and started Virtual Wave Inc.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2016 and 2015 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
							Non-quali-
						Non-Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)

Yan Li	2016	83,625	0	52,500	0	0	0	0	136,125
President	2015	78,000	0	0	0	0	0	0	78,000

Robert Ireland	2016	83,625	0	52,000	0	0	0	0	136,125
Secretary, Treasurer	2015	78,000	0	0	0	0	0	0	78,000

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

Directors' Compensation

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as director for 2015 and 2016.

Option Exercises and Stock Vested

There were no options issued, outstanding, exercised or vested during the years ended February 29, 2016 and February 28, 2015.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 29, 2016 and as of the date of this Report: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of February 29, 2016, there were 8,500,000 shares of our common stock outstanding:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended February 29, 2016 and February 28, 2015, Li Yan personally paid $70,945 and $59,921 for trade accounts payable on behalf of Jubilant Flame International Ltd.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended February 29, 2016 and February 28, 2015, we engaged Cutler & Co. LLC ("Cutler") as our independent auditor. On December 15, 2015, Cutler resigned as the Company's independent registered public accounting firm and the Company engaged Pritchett, Siler & Hardy PC as the Company's independent registered public accounting firm due to the merge of Culter and Pritchett, Siler & Hardy PC.

For the years ended February 29, 2016, and February 28, 2015, we incurred fees as discussed below:

Fiscal Year Ended
	February 29, 2016	February 28, 2015

Audit fees	$7,700	$10,450
Audit – related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
10.1	Employment Agreement with President
10.2	Employment Agreement with Secretary / Treasurer
10.3**	Convertible Debenture
10.4	Lease Agreement
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________

*Incorporated by reference (filed on Form S-1 on April 12, 2011)

** Incorporated by reference (filed on Form 8-K on December 15, 2015)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUBILANT FLAME INTERNATIONAL, LTD.

Date: June 29, 2016	By:	/s/ Li Yan
Li Yan
President, Chief Executive Officer Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 29, 2016	By:	/s/ Li Yan
Li Yan
President, Chief Executive Officer Principal Executive Officer and Director

Date: June 29, 2016	By:	/s/ Robert Ireland
Robert Ireland
Treasurer, Chief Financial Officer Principal Financial Officer

