Form 10-Q
period 2016-05-31
Jubilant Flame International, Ltd
filed 2016-07-15
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

As of July 11, 2016, there are 8,792,207 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms "we", "our", "us", the "Company" and the "Registrant" refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL LTD

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL LTD

FOR THE THREE MONTH PERIOD ENDED MAY 31, 2016 AND 2015

JUBILANT FLAME INTERNATIONAL, LTD
Balance Sheets
(Unaudited)

	May 31,	February 29,
	2016	2016
ASSETS

Current assets
Cash	$313	$4,998
Prepaid expenses	5,625	5,625
Total current assets	5,938	10,623

Other assets
Security deposit	2,000	2,000
Website net of $6,944 and $4,861 of amortization, respectively	18,056	20,139
Total other assets	20,056	22,139

Total Assets	$25,994	$32,762

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$9,494	$9,494
Accrued officer compensation	568,500	518,250
Loan payable - related parties	235,840	224,473
Total current liabilities	813,834	752,217

Convertible note net of debt discount of $48,814	11,186	6,315
Derivative liability	83,768	83,049

Total Liabilities	908,788	841,581

Stockholders' Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 8,678,571 and 8,678,571 shares issued and outstanding respectively	8,679	8,679
Additional paid in capital	1,027,949	922,949
Accumulated deficit	(1,919,422)	(1,740,447)
Total Stockholders' Deficit	(882,794)	(808,819)

Total Liabilities and Stockholders' Deficit	$25,994	$32,762

The accompanying notes are an integral part of the financial statements.

JUBILANT FLAME INTERNATIONAL, LTD
Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	May 31, 2016	May 31, 2015

Operating Expenses:
General and administrative	$173,385	$51,037
Total operating expenses	173,385	51,037

Loss from operations	(173,385)	(51,037)

Other income (expense):
Change in derivatives liability	(719)	-
Debt discount amortization expense	(4,871)	-
Other income (expense) net	(5,590)	-

Net loss	$(178,975)	$(51,037)

Net loss per share
(Basic and fully diluted)
Total operations	$(0.02)	$(0.01)

Weighted average number of common shares outstanding	8,678,571	8,500,000

The accompanying notes are an integral part of the financial statements.

JUBILANT FLAME INTERNATIONAL, LTD
Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	May 31, 2016	May 31, 2015
Cash flows from operating activities
Net loss	$(178,975)	$(51,037)
Adjustments to reconcile net loss to net cash used in operating activities
Website amortization	2,083	-
Debt discount amortization	4,871
Change in derivative liability	719
Issuable stock compensation	105,000
Changes in
Accounts payable	-	425
Accrued officer's compensation	50,250	39,000
Net cash used in operating activities	(16,052)	(11,612)

Cash flows from financing activities
Net proceed from related party loans	11,367	11,612

Net Increase (Decrease) In Cash	(4,685)	-
Cash at beginning of period	4,998	4,988

Cash at end of period	$313	$4,988

Schedule of Non-Cash Investing and Financing Activities
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2016 AND MAY 31, 2015

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Interim Financial Information

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of May 31, 2016, results of operations, changes in stockholders' equity (deficit) and cash flows for the three month periods ended May 31, 2016 and 2015, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at May 31, 2016 the Company had current assets of $5,938, and current liabilities total $813,834 resulting in a working capital deficit of $807,896. The Company currently has no profitable trading activities and has an accumulated deficit of $1,919,422 as at May 31, 2016. This raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – CONVERTIBLE DEBT

On December 9, 2016, the Company issued convertible promissory notes totaling $60,000. At the time of issuance, the notes were evaluated and were determined to contain embedded conversion options that must be bifurcated and reported at fair value with original issue discounts. As a result, a derivative discount on convertible promissory notes was recorded, which net of discount amortization for the three months ended May 31, 2016 amounted to $9,212.

Description	31-May- 2016	31-May- 2015
One convertible promissory note in amount of $60,000, with maturity date of December 9, 2018, bearing interest 0% per annum, convertible into common stock at conversion prices of 60% of the lowest price in the prior 20 trading days. The Company expects all debt will be converted to common shares.	$60,000	$-
Less: debt discount	(58,026)	-
Less: conversions	-	-
Add: amortization of debt discount	9,212	-
Balance of convertible debt, net	11,186	-
Less: current portion	-	-
Long-term convertible debt, net	$11,186	$-

Debt Discount

By the three months ended May 31, 2016, the Company has recorded debt discounts totaling $58,026.

The Company amortized total debt discount of $9,212 by the three months ended May 31, 2016.

Debt discount consisted of the following at May 31, 2016:

May 31, 2016

Debt discount	$58,026
Accumulated amortization of debt discount	(9,212)
Debt discount - net	$48,814

Derivative Liabilities

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value.

The following schedule shows the change in fair value of the derivative liabilities during the three months ended May 31, 2016:

Derivative liabilities - February 29, 2016	$83,049
Add fair value at the commitment date for convertible notes issued during the current quarter	-
Fair value mark to market adjustment for derivatives	719
Derivative liabilities - May 31, 2016	83,768
Less: current portion	-
Long-term derivative liabilities	$83,768

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded derivative interest expenses for the three months ended May 31, 2016 of 0 and change in derivatives liability of $719.

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions during the year:

Assumption	Commitment Date	Re-measurement Date
Expected dividends:	0%	0%
Expected volatility:	45%	79.39%
Expected term (years):	3	2.52
Risk free interest rate:	1.22%	1.03%

NOTE 5 – RELATED PARTY TRANSACTIONS

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

As at May 31, 2016, the Company had a $228,000 loan outstanding with the shareholder of the Company and a loan of $7,840 with the treasurer and secretary of the Company. This compares with the outstanding balance of $216,474 for the shareholder and $8,000 for the treasurer at February 29, 2016. The loans are non-interest bearing, due upon demand and unsecured.

NOTE 6 – ACCRUED OFFICER COMPENSATION

As at May 31, 2016, a total of $568,500 had been accrued as compensation payable to the two officers compared to $518,250 at February 29, 2016.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, "Subsequent Events", the Company has analyzed its operations subsequent to May 31, 2016 to July 14, 2016, the date when the financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded except following:

On June 30, 2016, a holder of the Company's convertible debt elected to convert a portion of that debt into 113,636 shares of the Company's common stock.

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

Results of Operations

For the three months ended May 31, 2016 compared to the three months ended May 31, 2015

Revenue

We recognized no revenue in the three months ended May 31, 2016 and 2015 as we have not commenced operations as yet.

Operating Expenses

The major components of our operating expenses for the three months ended May 31, 2016 and 2015 are outlined in the table below:

	Three Months Ended	Three Months Ended
	May 31	May 31
	2016	2015

Officer compensation	$155,250	$39,000
Professional fees	$8,259	$12,037
Rent	$6,000
Web amortization expense	$2,083
Office expense and other	$1,792
Total operating expenses	$173,385	$51,037

The $122,348 increase in our operating costs for the three months ended May 31, 2016 compared to three months ended May 31, 2015, was mainly due to the $116,250 increase in officers' compensation, $6,000 increase in rent, $2,083 increase in website amortization. The increases were partially offset by $3,778 decrease in professional fees.

Other Expenses

Other expenses increased to $5,590 for the three months ended May 31, 2016, from $0 for the three months ended May 31, 2015. Other expenses consisted primarily of $4,871 debt discount amortization expense and $719 of change in derivatives liability. The debt discount amortization and interest expense increase is due to a convertible promissory note issued on December 9, 2015.

Net Loss

For the three months ended May 31, 2016, we recognized a net loss of $178,975 compared to the net loss of $51,037 for the corresponding period in 2015.

 Liquidity and Capital Resources

Working Capital

	May 31, 2016	February 29, 2016
Current Assets	$5,938	$10,623
Current Liabilities	$813,834	$752,217
Working Capital Deficit	$(807,896)	$(741,594)

As at May 31, 2016, the Company had current assets, comprising of cash of $313 and prepaid expenses of $5,625, and current liabilities of $813,834 resulting in a working capital deficit of $807,896. The Company currently has no profitable trading activities and has an accumulated deficit of $1,919,422 as at May 31, 2016. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Cash Flow for the three months ended May 31, 2016 compared to the three months ended May 31, 2015

The table below, for the periods indicated, provides selected cash flow information:

	Three months Ended May 31, 2016	Three Months Ended May 31, 2015
Cash provided by (used in) operating activities	$(16,052)	$(11,612)
Cash used in investing activities	0	0
Cash provided by financing activities	11,367	11,612
Net increase (decrease) in cash	$(4,685)	$0

Cash Flows from Operating Activities

Our net cash used in operating activities increased by $4,440 in the three months ended May 31, 2016 compared to that in the three months ended May 31, 2015, representing an increase of 38.2%. The increase in net cash used in operating activities was primarily the result of new rent expense of $6,000 during the three months ended May 31, 2016 as compared to $0 during the three months ended May 31, 2015.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the three months ended May 31, 2016 or 2015.

Cash Flows from Financing Activities

Our cash provided by financing activities decreased from $11,612 for the three months ended May 31, 2015 to $11,367 for the three months ended May 31, 2016. In both periods, cash was provided by way of loans from related parties.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amends previous guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company adopted ASU No.2015-03 regarding the presentation of debt issuance cost since the year end of February 29, 2016.

The Company may pay debt issue costs and record debt discounts in connection with raising funds through the issuance of convertible debt. These costs are treated as debt discount and are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Off Balance Sheet Arrangements

As of May 31, 2016, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective. Our management reached the conclusion that our disclosure controls and procedures were not effective and as a result the filings for yearend were delayed. We are presently examining changes to our procedures and policies to ensure a more timing reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three months ended May 31, 2016 or 2015, respectively, and currently we are not involved in any pending litigation or legal proceedings.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 No unregistered sales of equity were completed in the three months ended May 31, 2016 or 2015, respectively. On July 28, 2015, in consideration of the execution and delivery of the Equity Purchase Agreement by Premier Venture Partners, LLC, we issued 178,571 shares of our common stock to Premier Venture.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three months ended May 31, 2016 or 2015, respectively.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5. OTHER INFORMATION.

In June, JFIL has commenced negotiations to lease a parcel of land in Canada that will house a Golf course and a wellness center. This will enable JFIL not only generate revenue immediately but will be a center to show all of our products in one location. Negotiations should be completed by the end of next quarter.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report:

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
01.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

________________

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

JUBILANT FLAME INTERNATIONAL LTD

Date: July 14, 2016	By:	/s/ Yan Li
Yan Li
President and Director

