Form 10-Q
period 2016-08-31
Jubilant Flame International, Ltd
filed 2016-10-04
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

As of September 30, 2016, there are 12,304,757 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company” and the “Registrant” refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL LTD

2

PART I – FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL LTD

FOR THE SIX MONTH PERIOD ENDED AUGUST  31, 2016 AND 2015

JUBILANT FLAME INTERNATIONAL, LTD

Balance Sheets

(Unaudited)

	August 31,	February 29,
	2016	2016
ASSETS

Current assets
Cash	$295	$4,998
Prepaid expenses	2,813	5,625
Total current assets	3,108	10,623

Other assets
Security deposit	2,000	2,000
Website net of $9,028 and $4,861 of amortization, respectively	15,972	20,139
Total other assets	17,972	22,139

Total Assets	$21,080	$32,762

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$575	$9,494
Accrued officer compensation	618,750	518,250
Loan payable - related parties	283,104	224,473
Total current liabilities	902,429	752,217

Convertible note net of debt discount of $15,527 and 53,685,	5,673	6,315
Derivative liability	18,154	83,049

Total Liabilities	926,256	841,581

Stockholders' Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 10,221,425 and 8,678,571 shares issued and outstanding respectively	10,222	8,679
Additional paid in capital	1,209,868	922,949
Accumulated deficit	(2,125,266)	(1,740,447)
Total Stockholders' Deficit	(905,176)	(808,819)

Total Liabilities and Stockholders' Deficit	$21,080	$32,762

The accompanying notes are an integral part of the financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

 Statements of Operations

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015

Operating Expenses:
General and administrative	198,508	56,074	371,894	107,111
Total operating expenses	198,508	56,074	371,894	107,111

Loss from operations	(198,508)	(56,074)	(371,894)	(107,111)

Other income (expense):
Derivatives interest expense	-	-	-	-
Change in derivatives liability	25,952	-	25,233	-
Debt discount amortization expense	(33,287)	-	(38,158)	-
Other income (expense) net	(7,335)	-	(12,925)	-

Loss from continuing operations before provision for income taxes	(205,843)	(56,074)	(384,819)	(107,111)
Provision for income tax:	-	-	-	-
Net Loss	$(205,843)	$(56,074)	$(384,819)	$(107,111)

Net loss per share
(Basic and fully diluted)	$(0.02)	$(0.01)	$(0.04)	$(0.01)

Weighted average number of common shares outstanding	9,163,663	8,500,000	8,971,117	8,500,000

The accompanying notes are an integral part of the audited financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	August 31, 2016	August 31, 2015
Cash flows from operating activities
Net loss	$(384,819)	$(107,111)
Adjustments to reconcile net loss to net cash used in operating activities
Website amortization	4,167	-
Debt discount amortization	38,158	-
Change in derivative liability	(25,233)	-
Issuable stock compensation	210,000	-
Changes in Current Assets and Liabilities
Prepaid expense	2,813	-
Accounts payable and accrued liabilities	(8,919)	-
Accrued officer's compensation	100,500	78,000
Net cash used in operating activities	(63,333)	(29,111)

Cash flows from financing activities
Net proceeds from related party loans	58,631	29,111
Net cash provided by financing activities	58,631	29,111
Net Increase (Decrease) In Cash	(4,703)	-
Cash at beginning of period	4,998	4,988

Cash at end of period	$295	$4,988

Schedule of Non-Cash Investing and Financing Activities
Convertible note reduction associate with note conversion	$(38,800)	$-
Derivative reduction associate with note conversion	$(39,661)	$-

Supplemental Disclosure
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED AUGUST 31, 2016 AND AUGUST 31, 2015

NOTE 1 – ORGANIZATION AND OPERATIONS

Jubilant Flame International, Ltd. (the “Company”), was formed on September 29, 2009 under the name Liberty Vision, Inc. On November 16, 2015, the Company entered into the cosmetic sector by entering into a Distribution / License Agreement with Rubyfield Holdings LTD (“Rubyfield”), a company organized under the laws of Hong Kong, whereby the Company is Rubyfield’s exclusive independent authorized Master Distributor for all of North America for certain products pertaining to the cosmetics industry. The Company’s president, Ms. Yan Li, is also president of, and exercises control over Rubyfield.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Interim Financial Information

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of August 31, 2016, results of operations, changes in stockholders' equity (deficit) and cash flows for the six month periods ended August 31, 2016 and 2015, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

The Company’s significant estimates include income tax provisions and valuation allowances of deferred tax assets; the fair value of financial instruments and the assumption that the company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at August 31, 2016 the Company had current assets of $3,108, and current liabilities total $902,429 resulting in a working capital deficit of $899,321. The Company currently has no profitable trading activities and has an accumulated deficit of $2,125,266 as at August 31, 2016. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – CONVERTIBLE DEBT

On December 9, 2016, the Company issued convertible promissory notes totaling $60,000. At the time of issuance, the notes were evaluated and were determined to contain embedded conversion options that must be bifurcated and reported at fair value with original issue discounts. As a result, a derivative discount on convertible promissory notes was recorded, which net of discount amortization for the six months ended August 31, 2016 amounted to $15,527.

From June 30, 2016 to August 24, 2016, the debt holder converted total $38,800 of note principle to stock based on the convertible note agreement. The following is a summary of the Company’s conversion:

Date	Principle Converted	Shares issued	Conversion Price

30-Jun-16	$15,000	113,636	$0.132
12-Jul-16	$15,000	357,142	$0.042
15-Aug-16	$5,700	452,380	$0.0126
24-Aug-16	$3,100	469,696	$0.0066

The following is the summary of outstanding convertible note balance

Description	31-Aug-2016	29-Feb-2016

One convertible promissory note in amount of $60,000, with maturity date of December 9, 2018, bearing interest 0% per annum, convertible into common stock at conversion prices of 60% of the lowest price in the prior 20 trading days. The Company expects all debt will be converted to common shares.	$60,000	$60,000
Less: debt discount	(58,026)	(58,026)
Less: conversions	(38,800)	-
Add: amortization of debt discount	42,499	4,341
Balance of convertible debt, net	5,673	6,315
Less: current portion	-	-
Long-term convertible debt, net	$5,673	$6,315

Debt Discount

During the six months August 31, 2016 and 2015, the Company recorded debt discounts totaling $15,527 and $-0-, respectively.

The debt discount recorded pertains to convertible debt that contains embedded conversion options that are required to bifurcated and reported at fair value and original issue discounts and debt issue cost.

The Company amortized $42,499 and $4,341 during the six months ended August 31, 2016 and the year ended February 29, 2016, respectively, to amortization of debt discount expense and relieved $31,566 during the six months ended August 31, 2016 due to conversions.

	As of	As of
	31-Aug-16	29-Feb-16

Debt discount	$58,026	$58,026
Accumulated amortization of debt discount	(10,933)	(4,341)
Elimination of debt discount due to conversion	(31,566)
Debt discount - net	$15,527	$53,685

Derivative Liabilities

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value.

The following schedule shows the change in fair value of the derivative liabilities during the six months ended August 31, 2016 and February 29, 2016 respectively:

Derivative liabilities - February 28, 2015	$-
Add fair value at the commitment date for convertible notes issued during year end February 29, 2016	100,969
Fair value mark to market adjustment for derivatives	(17,920)
Derivative liabilities – February 29, 2016	83,049
Less: current portion	-
Long-term derivative liabilities	$83,049

Derivative liabilities - February 29, 2016	$83,049
Add fair value at the commitment date for convertible notes issued during the six months	-
Fair value reduction for derivatives due to note conversion	(39,661)
Fair value mark to market adjustment for derivatives	(25,233)
Derivative liabilities - August 31, 2016	18,154
Less: current portion	-
Long-term derivative liabilities	$18,154

The Company can record the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded derivative interest expense for the six months ended August 31, 2016 of $- , change in derivatives liability of $25,233 and reduction of derivatives liability of $39,661 due to conversion.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions during the six month:

	Commitment	Re-measurement
Assumption	Date	Date
Expected dividends:	0%	0%
Expected volatility:	45%	79.40%~111.13%
Expected term (years):	3	2.27~2.52
Risk free interest rate:	1.22%	0.58%~1.03%

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it must rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. The advances are considered temporary in nature and have not been formalized by a promissory note.

As at August 31, 2016, the Company had a $275,265 loan outstanding with the shareholder of the Company and a loan of $7,840 with the treasurer and secretary of the Company. This compares with the outstanding balance of $216,473 for the shareholder and $8,000 for the treasurer at February 29, 2016. The loans are non-interest bearing, due upon demand and unsecured.

NOTE 6 – ACCRUED OFFICER COMPENSATION

As at August 31, 2016, a total of $618,750 had been accrued as salary compensation payable to the two officers compared to $518,250 at February 29, 2016.

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

As at August 31, 2016, a total of $315,000 stock compensation had been recorded compared to $105,000 at February 29, 2016 to the two officers.

NOTE 7 – STOCKHOLDERS EQUITY

During the quarter ended August 31, 2016, convertible debt of $38,800 was converted into 1,392,854 shares of common stock as provided for in the convertible note agreement. Associated with the note conversion, derivatives liability were reduced by $39,661 for the period.

During the quarter ended August 31, 2016 a total of $210,000 Shares issuable for officer stock compensation has been recorded.

The stockholder equity change are outlined in the table below:

	Common Stock
		Amount	Paid in	Retained	Stockholders'
	Shares	($0.001 Par)	Capital	(Deficit)	(Deficit)
Balances at February 29, 2016	8,678,571	$8,679	$922,949	$(1,740,447)	$(808,819)

Issued stock associate with convertible note conversion	1,392,854	1,393	37,407		38,800
Derivatives liability reduction associate with note conversion			39,661		39,661
Shares issuable for stock compensation	150,000	150	209,850		210,000
Net loss				(384,819)	(384,819)
Balances at August 31, 2016	10,221,425	$10,222	$1,209,868	$(2,125,266)	$(905,176)

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to August 31, 2016 to September 30, 2016, the date when the financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded except following:

From September 7, 2016 to September 28, 2016, a holder of the Company’s convertible debt elected to convert a portion of that debt into 2,083,332 shares of the Company’s common stock.

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

Results of Operations

Revenue

We recognized no revenue in the three and six months ended August 31, 2016 and 2015 as we have not commenced operations as yet.

Operating Expenses

For the three months ended August 31,2016 compared to the three months ended August 31,2015

The major components of our operating expenses for the three months ended August 31, 2016 and 2015 are outlined in the table below:

	Three Months Ended	Three Months Ended
	Aug 31	Aug 31
	2016	2015

Officer compensation	$155,250	$39,000
Professional fee	$22,657	$15,737
Office expense	$6,019	$1,337
Web Amortization expense	$2,083	$-
Investor Marketing expense	$12,500	$-
Total operating expenses	$198,508	$56,074

The $142,435 increase in our operating costs for the three months ended August 31, 2016 compared to three months ended August 31, 2015, was mainly due to the $116,250 increase in officers’ compensation, $12,500 increase in investor marketing expense and $6,920 increase in professional fee.

For the six months ended August 31,2016 compared to the three months ended August 31,2015

The major components of our operating expenses for the six months ended August 31, 2016 and 2015 are outlined in the table below:

	Six Months Ended	Six Months Ended
	Aug 31	Aug 31
	2016	2015

Officer compensation	$310,500	$78,000
Transfer agent	$4,609	$4,288
Edgar filing fees	$4,364	$2,116
Internet expense	$-	$370
OTC Filing fees	$2,813	$-
Office expense	$13,811	$967
Web Amortization expense	$4,167	$-
Legal fees	$3,281	$12,945
Accounting fees	$15,850	$8,425
Investor Marketing expense	$12,500	$-
Total operating expenses	$371,894	$107,111

The $264,783 increase in our operating costs for the six months ended August 31, 2016 compared to six months ended August 31, 2015, was mainly due to the $232,500 increase in officers’ compensation, $12,844 increase in office expense, $12,500 increase in investor marketing expense. The increases were partially offset by the $2,239 decrease in legal and accounting fee.

Other Expenses

Other expenses increased to $7,335 for the three months ended August 31, 2016, from $0 for the three months ended August 31, 2015. Other expenses consisted primarily of $33,287 debt discount amortization expense and offset by $25,952 of change in derivatives liability.

Other expenses increased to $12,925 for the six months ended August 31, 2016, from $0 for the six months ended August 31, 2015. Other expenses consisted primarily of $38,158 debt discount amortization expense and offset by $25,233 of change in derivatives liability.

The debt discount amortization and interest expense increase is due to a convertible promissory note issued on December 9, 2015.

Net Loss

For the three months ended August 31, 2016, we recognized a net loss of $205,843 compared to the net loss of $56,074 for the corresponding period in 2015.

For the six months ended August 31, 2016, we recognized a net loss of $384,819 compared to the net loss of $107,111 for the corresponding period in 2015.

Liquidity and Capital Resources

Working Capital

	August 31, 2016	February 29, 2016
Current Assets	$3,108	$10,623
Current Liabilities	$902,429	$752,217
Working Capital Deficit	$(899,321)	$(741,594)

As of August 31, 2016, the Company had current assets, comprising of cash of $295 and prepaid expenses of $2,813, and current liabilities of $902,429 resulting in a working capital deficit of $899,321. The Company currently has no profitable trading activities and has an accumulated deficit of $2,125,266 as at August 31, 2016. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Cash Flow for the six months ended August 31, 2016 compared to the six months ended August 31, 2015

The table below, for the periods indicated, provides selected cash flow information:

	Six months Ended August 31, 2016	Six Months Ended August 31, 2015
Cash provided by (used in) operating activities	$(63,333)	$(29,111)
Cash used in investing activities	0	0
Cash provided by financing activities	58,631	29,111
Net increase (decrease) in cash	$(4,703)	$0

Cash Flows from Operating Activities

Our net cash used in operating activities increased by $34,222 in the six months ended August 31, 2016 compared to that in the six months ended August 31, 2015, representing an increase of 117.6%. The increase in net cash used in operating activities was primarily the result of new rent expense of $12,000 and investor marketing expense of $12,000 during the six months ended August 31, 2016 as compared to $0 during the six months ended August 31, 2015.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the six months ended August 31, 2016 or 2015.

Cash Flows from Financing Activities

Our cash provided by financing activities increase from $29,111 for the six months ended August 31, 2015 to $58,631 for the six months ended August 31, 2016. In both periods, cash was provided by way of loans from related parties.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amends previous guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company adopted ASU No.2015-03 regarding the presentation of debt issuance cost fore the year end of February 29, 2016.

The Company may pay debt issue costs and record debt discounts in connection with raising funds through the issuance of convertible debt. These costs are treated as debt discount and are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Off Balance Sheet Arrangements

As of August 31, 2016, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three months ended August 31, 2016 or 2015, respectively, and currently we are not involved in any pending litigation or legal proceedings.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No unregistered sales of equity were completed in the six months ended August 31, 2016 or 2015, respectively. On July 28, 2015, in consideration of the execution and delivery of the Equity Purchase Agreement by Premier Venture Partners, LLC, we issued 178,571 shares of our common stock to Premier Venture.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the six months ended August 31, 2016 or 2015, respectively.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5. OTHER INFORMATION.

Not applicable to our Company

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

______

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

JUBILANT FLAME INTERNATIONAL LTD

Date: September 30, 2016	By:	/s/ Yan Li
Yan Li
President and Director

