Form 10-Q
period 2016-11-30
Jubilant Flame International, Ltd
filed 2017-01-09
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

As of January 6, 2017, there are 16,507,931 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company” and the “Registrant” refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL LTD

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL LTD

FOR THE THREE AND NINE MONTH PERIODS ENDED NOVEMBER 30, 2016 AND 2015

JUBILANT FLAME INTERNATIONAL, LTD

Balance Sheets
(Unaudited)

	November 30,	February 29,
	2016	2016
ASSETS

Current assets
Cash	$9,167	$4,998
Prepaid expenses	10,000	5,625
Total current assets	19,167	10,623

Other assets
Security deposit	2,000	2,000
Website net of $11,111 and $4,861 of amortization, respectively	13,889	20,139
Total other assets	15,889	22,139

Total Assets	$35,056	$32,762

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$-	$9,494
Accrued officer compensation	669,000	518,250
Loan payable - related parties	274,410	224,473
Total current liabilities	943,410	752,217

Convertible note net of debt discount of $7,303 and 53,685,	3,897	6,315
Derivative liability	12,999	83,049

Total Liabilities	960,306	841,581

Stockholders' Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 15,904,757 and 8,678,571 shares issued and outstanding respectively	15,905	8,679
Additional paid in capital	1,395,866	922,949
Accumulated deficit	(2,337,021)	(1,740,447)
Total Stockholders' Deficit	(925,249)	(808,819)

Total Liabilities and Stockholders' Deficit	$35,056	$32,762

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD
Statements of Operations
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2016	2015	2016	2015

Operating Expenses:
General and administrative	181,705	75,104	553,599	182,214
Total operating expenses	181,705	75,104	553,599	182,214

Loss from operations	(181,705)	(75,104)	(553,599)	(182,214)

Other income (expense):
Derivatives interest expense	-	-	-	-
Change in derivative liability	(21,827)	-	3,407	-
Debt discount amortization expense	(8,223)	-	(46,382)	-
Other income (expense) net	(30,050)	-	(42,975)	-
Loss from continuing operations before provision for income taxes	(211,755)	(75,104)	(596,574)	(182,214)
Provision for income tax:	-	-	-	-

Net Loss	$(211,755)	$(75,104)	$(596,574)	$(182,214)
Net loss per share
(Basic and fully diluted)	$(0.02)	$(0.01)	$(0.06)	$(0.02)

Weighted average number of common shares outstanding	13,125,872	8,558,655	10,345,963	8,558,655

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

Statements of Changes in Stockholders' Deficit

(Unaudited)

	Common Stock		Additional paid in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit

Balances at February 29, 2016	8,678,571	$8,679	$922,949	$(1,740,447)	$(808,819)

Issued stock associated with convertible note conversion	3,476,186	3,476	45,324		48,800

Derivative liability reduction associate with note conversion			66,643		66,643

Shares issued for stock compensation	250,000	250	315,450		315,700

Shares issued to settle loan and accrued liability	3,500,000	3,500	45,500		49,000

Net loss for the period				(596,574)	(596,574)

Balances at November 30, 2016	15,904,757	$15,905	$1,395,866	$(2,337,021)	$(925,249)

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	November 30, 2016	November 30, 2015
Cash flows from operating activities
Net loss	$(596,574)	$(182,214)
Adjustments to reconcile net loss to net cash used in operating activities
Website amortization	6,249	-
Debt discount amortization	46,382	-
Change in derivative liability	(3,407)	-
Issued stock compensation	315,700	-
Changes in Current Assets and Liabilities Prepaid expense	(4,375)	-
Accounts payable and accrued liabilities	(9,494)	3,672
Accrued officer's compensation	150,750	117,000
Net cash used in operating activities	(94,768)	(61,542)
Cash flows from financing activities
Net proceeds from related party loans	98,937	61,542
Net cash provided by financing activities	98,937	61,542
Net Increase (Decrease) In Cash	4,169	-

Cash at beginning of period	4,998	4,988

Cash at end of period	$9,167	$4,988

Schedule of Non-Cash Investing and Financing Activities
Common stock issued pursuant to Equity Purchase agreement	$-	$419,642
Convertible note reduction associated with note conversion	$48,800	$-
Derivative reduction associate with note conversion	$66,643	$-
Issued stock to settle related party loan	$49,000	$-
Supplemental Disclosure
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2016

(UNAUDITED)

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

Interim Financial Information

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of November 30, 2016, results of operations, changes in stockholders' equity (deficit) and cash flows for the sixmonth periods ended November 30, 2016 and 2015, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at November 30, 2016 the Company had current assets of $19,167, and current liabilities total $943,410 resulting in a working capital deficit of $924,243. The Company currently has no profitable trading activities and has an accumulated deficit of $2,337,021 as at November 30, 2016. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – CONVERTIBLE DEBT

On December 9, 2015, the Company issued convertible promissory notes totaling $60,000. At the time of issuance, the notes were evaluated and were determined to contain embedded conversion options that must be bifurcated and reported at fair value with original issue discounts. As a result, a derivative discount on convertible promissory notes was recorded, which net of discount amortization for the nine months ended November 30, 2016 amounted to $3,897.

From March 1, 2016 to November 30, 2016, the debt holder converteda total of $48,800 of note principle to 3,476,186 common stock shares based on the convertible note agreement. The following is a summary of the Company’s conversion:

Date	Principle Converted	Shares issued	Conversion Price

30-Jun-16	$15,000	113,636	$0.132
12-Jul-16	$15,000	357,142	$0.042
15-Aug-16	$5,700	452,380	$0.0126
24-Aug-16	$3,100	469,696	$0.0066
7-Sep-16	$2,400	500,000	$0.0048
20-Sep-16	$2,400	500,000	$0.0048
22-Sep-16	$2,600	541,666	$0.0048
28-Sep-16	$2,600	541,666	$0.0048

The following is the summary of outstanding convertible note balances

Description	30-Nov-2016	29-Feb-2016

One convertible promissory note in the amount of $60,000, with maturity date of December 9, 2018, bearing interest 0% per annum, convertible into common stock at conversion prices equal to 60% of the lowest price in the prior 20 trading days. The Company expects all debt will be converted to common shares.	$60,000	$60,000
Less: debt discount	(58,026)	(58,026)
Less: conversions	(48,800)	-
Add: amortization of debt discount	50,723	4,341
Balance of convertible debt, net	3,897	6,315
Less: current portion	-	-
Long-term convertible debt, net	$3,897	$6,315

Debt Discount

During the nine months November 30, 2016 and the year ended February 29, 2016, the Company recorded debt discounts totaling $7,303 and $53,685, respectively.

The debt discount recorded pertains to convertible debt that contains embedded conversion options that are required to bifurcated and reported at fair value and original issue discounts and debt issue cost.

The Company amortized $11,833 and $4,341 during the nine months ended November 30, 2016 and the year ended February 29, 2016, respectively, to amortization of debt discount expense and relieved $38,890 during the nine months ended November 30, 2016 due to conversions.

	As of	As of
	30-Nov-16	29-Feb-16

Debt discount	$58,026	$58,026
Accumulated amortization of debt discount	(11,833)	(4,341)
Elimination of debt discount due to conversion	(38,890)
Debt discount - net	$7,303	$53,685

Derivative Liabilities

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value.

The following schedule shows the change in fair value of the derivative liabilities during the nine months ended November 30, 2016 and February 29, 2016 respectively:

Derivative liabilities - February 29, 2016	$83,049
Add fair value at the commitment date for convertible notes issued during the nine months	-
Fair value reduction for derivatives due to note conversion	(66,643)
Fair value mark to market adjustment for derivatives	(3,407)
Derivative liabilities - November 30, 2016	12,999
Less: current portion	-
Long-term derivative liabilities November 30, 2016	$12,999

Derivative liabilities - February 28, 2015	$-
Add fair value at the commitment date for convertible notes issued during year end February 29, 2016	100,969
Fair value mark to market adjustment for derivatives	(17,920)
Derivative liabilities - February 29, 2016	83,049
Less: current portion	-
Long-term derivative liabilities February 29, 2016	$83,049

The Company can record the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. During the nine months ended November 30, 2016, the Company recorded change in derivatives liability of $3,407 and reduction of derivatives liability of $66,643 due to conversion.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions during the six month:

	Commitments	Re-measurement
Assumption	Date	Date
Expected dividends:	0%	0%
Expected volatility:	45%	79.40%~167.1%
Expected term (years):	3%	2.02~2.52
Risk free interest rate:	1.22%	0.58%~1.11%

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

On October 27, 2016, the company issued 3,000,000 shares to its CEO at $0.014 per share to settle $42,000 of related party advances. At the same date, the company issued 500,000 shares to its treasurer and secretary at $0.014 per share to settle $7,000 related party advance.As at November 30, 2016, the Company had a $273,571 loan outstanding with the CEO and $840 with the treasurer. This compares with the outstanding balance of $216,473 for the CEO and $8,000 for the treasurer at February 29, 2016. The loansare non-interest bearing, due upon demand and unsecured.

NOTE 6 – ACCRUED OFFICER COMPENSATIONAND STOCK COMPENSATION

On December 15, 2015, the Company entered into employment agreements with its president, Ms. Yan Li, and its secretary and treasurer, Mr. Robert Ireland. Ms. Yan's agreement is retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Ms. Yan shall receive an annual salary of $100,500 and 100,000 shares of the Company's common stock and shall act as the company CEO. Mr. Ireland's agreement is retroactively effective as of December 4, 2015 for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Mr. Ireland shall receive an annual salary of $100,500 and 100,000 shares of the Company's common stock and shall act as the Company's secretary and treasurer. The Company valued these shares of stock compensation at $2.10 per share based on the quoted market price of shares of common stock on the effective date of the agreement.

On October 27, 2016, the company issued 500,000 shares to its treasurer and secretary at $0.014 per share to settle $7,000 of related party advances.

On October 27, 2016, the company issued 50,000 shares to its interim CFO at $0.014 per share for his services.

As of November 30, 2016, a total of $669,000 had been accrued as salary compensation payable to the two officers compared to $518,250 at February 29, 2016.

For the nine months ended November 30, 2016, a total of $315,700 stock compensation had been recorded compared to $0 for the same period in the prior year to the two officers.

NOTE 7 – STOCKHOLDERS EQUITY

Forthe quarter ended November 30, 2016, convertible debt of $48,800 was converted into 3,476,186 shares of common stock as provided for in the convertible note agreement. Associated with the note conversion, derivatives liability wasreduced by $66,643 by November 30, 2016.

For the quarter ended November 30, 2016, a total of $250,000 Shares were issued to three officer as stock compensation. Total value of $315,700 has been recorded for the stock compensation.

During the quarter ended November 30, 2016, a total 3,500,000 shares were issued to two officers at a cost of $0.014 per share for a total equity issuance of $49,000 to settle advance from related party.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to January 6, 2017, the date when the financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded except the following:

On December 15, 2016, a holder of the company’s convertible debt elected to convert a portion of that debt into 603,174 shares of the company’s common stock.

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

The Company develops and plans to market medical products under license from BioMark. The licensed products include Bone-Induction Artificial Bone ("BIAB") products and Vacuum Sealing Drainage ("VSD") products. The Company is also licensed to conduct research and development of BioMark's cancer detection scanning technology. In the event that the research and development of BioMark's cancer detection scanning technology providesmarketable technology, the Company shall have the right of first refusal to a license to market, sell and distribute such cancer detection scanning technology.

Results of Operations

Revenue

We recognized no revenue in the three andnine months ended November30, 2016 and 2015 as we have not commenced operations as yet.

Operating Expenses

For the three months ended November 30, 2016 compared to the three months ended November 30, 2015

The major components of our operating expenses for the three months ended November 30, 2016 and 2015 are outlined in the table below:

	Three Months Ended	Three Months Ended
	Nov 30,	Nov 30,
	2016	2015

Officer compensation	$155,950	$39,000
Professional fee	$13,800	$26,574
Rent	$6,000	$-
Office expense	$1,059	$2,030
Web Amortization expense	$2,083	$-
OTC Filing fees	$2,813	$7,500
Total operating expenses	$181,705	$75,104

The $106,601 increase in our operating costs for the three months ended November 30, 2016 compared to three months ended November 30, 2015, was mainly due to the $116,950 increase in officers’ compensation, $6,000 increase in rent expense and offset by $12,774 decrease in professional fees.

For the nine months ended November 30, 2016 compared to the nine months ended November 30, 2015

The major components of our operating expenses for thenine months ended November 30, 2016 and 2015 are outlined in the table below:

	Nine Months Ended	Nine Months Ended
	Nov 30,	Nov 30,
	2016	2015

Officer compensation	$467,040	$117,000
Transfer agent	$6,142	$5,938
Edgar filing fees	$5,097	$3,380
Internet expense	$-	$370
OTC Filing fees	$5,625	$7,500
Rent	$18,000	$-
Office expense	$2,280	$2,997
Web Amortization expense	$6,250	$-
Legal fees	$3,281	$34,354
Accounting fees	$27,384	$10,675
Investor Marketing expense	$12,500	$-
Total operating expenses	$553,599	$182,214

The $371,385 increase in our operating costs for the nine months ended November 30, 2016 compared to nine months ended November 30, 2015, was mainly due to the $350,040 increase in officers’ compensation and $18,000 increase in rent expense.

Other Expenses

Other expenses increased to $30,050 for the three months ended November 30, 2016, from $0 for the three months ended November 30, 2015.Other expenses consisted primarily of $21,827 change in derivatives liability and 8,223 debt discount amortization expense.

Other expenses increased to $42,975 for the nine months ended November 30, 2016, from $0 for the nine months ended November 30, 2015. Other expenses consisted primarily of $46,382 debt discount amortization expense and offset by $3,407 of change in derivatives liability.

The debt discount amortization and interest expense increase is due to a convertible promissory note issued on December 9, 2015.

Net Loss

For the three months ended November 30, 2016, we recognized a net loss of $211,755 compared to the net loss of $75,104 for the corresponding period in 2015.

For the nine months ended November 30, 2016, we recognized a net loss of $596,574 compared to the net loss of $182,214 for the corresponding period in 2015.

Liquidity and Capital Resources

Working Capital

	November 30, 2016	February 29, 2016
Current Assets	$19,167	$10,623
Current Liabilities	$943,410	$752,217
Working Capital Deficit	$(924,243)	$(741,594)

As of November 30, 2016, the Company had current assets, comprising of cash of $9,167 and prepaid expenses of $10,000, and current liabilities of $943,410 resulting in a working capital deficit of $924,243. The Company currently has no profitable trading activities and has an accumulated deficit of $2,337,021 as at November 30, 2016. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Cash Flow for the nine months ended November 30, 2016 compared to thenine months ended November 30, 2015

The table below, for the periods indicated, provides selected cash flow information:

	Nine months Ended November 30, 2016	Nine Months Ended November 30, 2015
Cash provided by (used in) operating activities	$(94,768)	$(61,542)
Cash used in investing activities	0	0
Cash provided by financing activities	98,937	61,542
Net increase (decrease) in cash	$(4,169)	$0

Cash Flows from Operating Activities

Our net cash used in operating activities decreased by $33,226 in the nine months ended November 30, 2016 compared to that in the nine months ended November 30, 2015, representing a decrease of 53.9%. The increase in net cash used in operating activities was primarily the result of new rent expense of $18,000 and investor marketing expense of 12,500 during thenine months ended November 30, 2016 as compared to $0of such expense during the nine months ended November 30, 2015.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the nine months ended November 30, 2016 or 2015.

Cash Flows from Financing Activities

Our cash provided by financing activities increased from $61,542 for the nine months ended November 30, 2015 to $98,937 for the nine months ended September 30, 2016. In both periods, cash was provided by way of loans from related parties.

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

Off Balance Sheet Arrangements

As of November 30, 2016, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three months ended November 30, 2016 or 2015, respectively, and currently we are not involved in any pending litigation or legal proceedings.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 No unregistered sales of equity were completed in the nine months ended November 30, 2016 or 2015, respectively. On July 28, 2015, in consideration of the execution and delivery of the Equity Purchase Agreement by Premier Venture Partners, LLC, we issued 178,571 shares of our common stock to Premier Venture.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the nine months ended November 30, 2016 or 2015, respectively.

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

__________________

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

JUBILANT FLAME INTERNATIONAL LTD

Date: January 6, 2017	By:	/s/ Yan Li
Yan Li
President and Director

