Form 10-K
period 2017-02-28
Jubilant Flame International, Ltd
filed 2017-05-11
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There was no active public trading market for the common stock. Based on recorded trades as of August 31, 2016, the aggregate market value of common stock held by non-affiliates was $293,117.

As of May 5, 2017, there are 18,185,708 shares of common stock issued and outstanding.

JUBILANT FLAME INTERNATIONAL, LTD.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management's plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	the uncertainty of profitability based upon our history of losses;

•	risks related to start up operations and implementing our business plan;

•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

•	risks related to our international operations and currency exchange fluctuations; and

•	other risks and uncertainties related to our business plan and business strategy.

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

As used in this annual report, the terms "we", "us", "our", the "Company", the ''Registrant", and "Jubilant Flame" mean Jubilant Flame International, LTD. unless otherwise indicated.

Description of Business

Jubilant Flame International, LTD was organized in the state of Nevada on September 29, 2009 under the name Liberty Vision, Inc. The Company provided web development and marketing services for clients through a wholly owned subsidiary until December 5, 2012, when the Company disposed of its subsidiary to a shareholder for a nominal sum. On December 16, 2012, the Company changed its name to Jiu Feng Investment Hong Kong, LTD. On August 18, 2015, the Company changed its name to Jubilant Flame International, Ltd.

Proposed business:

The Company currently has the right to develop and market medical products under a license from BioMark. The primary intended products include Bone-Induction Artificial Bone (“BIAB”) and Vacuum Sealing Drainage (“VSD”).

We currently are not deploying the licenses we hold for the BIAB or VSD products. We have no current operations at this time. For us to develop our business, we will need to raise capital, engage personnel and develop and implement a business plan.

The Company is also licensed to conduct research and development of BioMark's cancer detection scanning technology. In the event that the research and development of BioMark's cancer detection scanning technology provides marketable technology, the Company shall have the right of first refusal to a license to market, sell and distribute such cancer detection scanning technology, all the terms of which would be negotiated at that time of licensing. To date, we have not taken any steps to pursue the research and development of a cancer detection scanning product.

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

Bone-Induction Artificial Bone

BIAB is a bionic porous repairing bone material which is made of calcium phosphate through a special process. Its composition and structure is similar to the natural minerals of human bone, which stands out for its predominant biocompatibility, biological activity and biological safety. BIAB helps to absorb human bone morphogenetic proteins and regulates genetic functions to induct bone regeneration, shorten convalescence, and meet the goal of permanently repairing bone damage. The advanced artificial bone material is used: (i) in repairing traumatic bone damage; (ii) in repairing bone damage after the complete removal of bone tissue as required in the treatment of certain diseases including bone tumors, bone tuberculosis, chronic osteomyelitis, osteofibrous dysplasia, delayed union, nonunion, and false joint fractures; (iii) for treatment of bone loss or bone defects caused by congenital malformation; (iv) as a filling material for spinal fusion, joint fusion, and orthopedic bone grafting; and (v) as a filling material for bone grafting fusion and decompressive laminectomy.

BIAB has completed over 200 animal tests, 5000 clinical trials, and was approved by the State Food and Drug Administration of China ("SFDA") in 2006. The BIAB won the second prize in the 2007 National Natural Science Award of China.

Product Characteristics:

BIAB’s three-dimensional support structure and its physical and chemical composition are similar to the body's natural bone structure and composition. BIAB can help lead the fibrous tissue and bone marrow stromal stem cells to grow into the pores of the BIAB material. It can therefore obtain the essential multipotent mesenchymal cells for bone formation and provide a growth support of cells.

The human body fluid contains bone morphogenetic proteins and other growth factors, but the content of those growth factors is not enough to cause the induction of bone formation. The specific composition and structure of BIAB provide the growth factor with binding sites. The material implanted can selectively enrich and help the absorption of the bone growth factors in the blood and fluids of human body. The implantation of growth factor in the microenvironment induces mesenchymal cells to the osteoblasts differentiation and new bone growth threshold. Under the synergistic effect of bone induction signaling molecules and biological environment, BIAB can promote bone gene up-regulation, enhance down-stream gene function, and regulate cell movement in the direction of bone differentiation.

As the cells and nutrients transfer through the porous structure, the BMP growth factors cause the formation and maturation of new bone within the BIAB. The implanted material is thus gradually replaced with new bone, and the new bone finishes growth and ossification.

We believe that the BIAB material provides several benefits:

1.	Optimize bone conduction performance.
2.	Precise osteo-induction.
3.	Rapid bone formation.
4.	Suitable biodegradation absorption and ossification.
5.	Long-term safety of implantation.

We believe that the BIAB compare favorably with other bone reparation products:

Category	Advantage and Disadvantage
Autogenous bone graft material

• Bone conduction and bone induction property

• No immunological rejection

• May damage healthy tissue, cause secondary vulnus to patients

• Source of bone is limited; longer operation time and higher risk of intra-operative bleeding and infection

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

BioMark's BIAB

• Both bone conduction and safe bone induction properties

• Replicates normal process of osteogenesis and bone formation

• Sufficient and safe sources

• Avoids immunological rejection and spreading underlying diseases, is an ideal material for bone repairing

Comparison with similar products:

	Biological safety	Absorption	Bone induction
HA Silicate	+	-	-
ß-TCP Caso4	+	Too fast	-
Allogeneic bone	-	+	-
Allogeneic bone + BMP/DBM	?	+	+
BioMark's BIAB	+	Moderate	+

Vacuum Sealing Drainage

Vacuum Sealing Drainage (“VSD”) was approved by the SFDA in 2006. It is made of polyvinyl alcohol aqueous gelatin foam: a three-dimensional porous structure, which is non-ciliated, and exhibits strong water absorption characteristics. It is hydrophilic and has excellent thermal insulation capabilities as compared with other vacuum sealing drainage specialty foams. VSD has good histocompatibility and will not adhere to a wound. VSD aids skin creation around a wound bed with minimal vulnus. The dressing material acts as a drug carrier with strong bactericidal characteristics, and the gelatin protein promotes the growth of granulation, accelerating wound healing. It can be used in the surgery for burns, orthopedics, trauma repair, and plastic and general surgery.

Product Characteristics:

We believe that the VSD provides the following advantages:

1.	Good treatment effect. VSD allows an individualized complete treatment plan, which fully ensures the effect of clinical treatment. VSD basically eliminates adverse events such as clinical wound blowing and drainage tube blocking, leading to excellent treatment reliability;

2.	Easy to operate. Using VSD is as simple as changing a fresh dressing for the wound; the material does not adhere with the wound, which avoids secondary vulnus;

3.	Large range of indications; innovation of operation, especially for large size wound treatments.

Below is what we believe to be fair comparisons with previous and other technologies:

Category	Using Method	Requirements for the surrounding skin	Product properties	Clinical effect	Adverse events occurrence %	Indication
Old technology	• Need certain conditions, experience and technology. • Difficult to seal the wound; • long operation time; and • huge amount of nursing work.	High	Single function; cannot clean the wound	Common	Drainage tube blocking >70% Wound blowing 100% Material becomes dry and hard >90%	Suitable for in- patient
BioMark’s VSD	• No certain conditions,; experience and technology required; • Easy to seal the wound; • operation time low; and • small amount of nursing work.	No special requirements.	Functions of wound cleaning and vacuuming	Superior	very seldom	Suitable for out-patient and in-patient

Category	Working principals	Using method	Products properties	Clinical Effect	Adverse events happening %
BioMark’s VSD	Cleaning the wound through the inlay drainage tube which transmits the vacuum	Easy	Functions of wound cleaning and vacuuming	Good	Very seldom
Other VSD/ VAC with suckers	• Drainage tube is connected with the foam material through the suckers. • Transmitting Vacuum effect is poor; • Draining effect is poor. • Potential problem for drainage tube blocking.	• Need to open the sealing membrane to clean the suckers. • Hard to use the suckers since the different sizes of wound.	Single function	Poor	Very high, drainage tube blocking rate of 70% after a 3-days usage

Cancer Detection Scanning Technology

The Company also is licensed to conduct research and development of BioMark's cancer detection scanning technology. The technology will uses biomarkers for the early detection of cancer, although as yet the particular type of cancer for which the biomarkers may be deployed are not determined. In the event that the research and development of BioMark's cancer detection scanning technology produces a marketable technology, the Company shall have the right of first refusal to a license to market, sell and distribute such cancer detection scanning technology. To date, we have not made any significant progress in the research and development of the potential technology.

The characteristics of an ideal biomarker are:

•	Able to detect evidence of cancer in its early stages
•	Highly accurate readings
•	Highly sensitive and specific to the type of cancer for which the biomarker is developed
•	Low cost and relatively easy to use
•	Non-invasive

The common applications of biomarkers would be used in the following:

•	Early disease identification in the patient context
•	Identification of potential drug targets
•	Predicting patient’s response to treatments
•	Acceleration of clinical trials
•	Personalized medicine

We believe that BioMark's cancer detection scanning technology could provide innovative techniques and analysis to increases early detection of tumors in the latent growth phase. We believe that early detection is the key to providing effective treatment solutions. It is commonly held that most cancer is not detected until a tumor is well developed, as much as 70%.

Given the prevalence of various cancers in the population, and the rise of specific cancers such as breast, lung and prostate cancer, diagnosis is becoming essential to effective medical care. Additionally, the use of biomarkers for detection is highly adaptable to the trend in more and more health care services being delivered out of hospital, where ease of use, portability and compact design are especially desirable. The increasing focus on preventive medicine is also driving the need for early detection devices for cancers.

If we are able to develop the biomarker technologies for which we hold licenses, we believe that there will be a substantial market for the product. There is, however, significant research and development that must be performed, testing to be undertaking, regulatory approval to be obtained and marketing strategy to be developed. There is a tremendous focus on biomarkers within the cancer treatment industry, which may make our intended product less attractive to the market. Therefore, if we are able to pursue this business, we will face many risks and require significant funding.

Intellectual Property

The Company has rights to the following patents through its license arrangements. We are not using the licenses or these patent and related intellectual property rights, as we are not actively operating our business. Should we commence business operations on the basis of these patent and intellectual property rights, we will be subject to all the risks associated with the protection of our rights under the license and grants of use, as well as the infringement of the rights of others.

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

Employees

Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth. Currently, we have only two employees. In the future, when our business plans require, we will add additional staff who may be full or part time employees or consultants.

Reports to Securities Holders

We prepare an annual report that includes audited financial information. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K current reports and proxy materials and other information from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

1A RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2 PROPERTIES

On December 1, 2015, the Company entered into a sublease agreement to lease space for retail sales and inventory storage. The leased premises are located in Los Angeles, California, at 3150 Wilshire, Suite 2215, Los Angeles, CA 90010. The lease has a term of 36 months, beginning on December 1, 2015, at a cost of $2,000 per month.

ITEM 3 LEGAL PROCEEDINGS

Currently, the Company is not involved in any pending litigation or legal proceeding.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTCQB Bulletin Board under the symbol "JFIL". Because we are quoted on the OTCQB Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. Although there is trading in our common stock from time to time, there is no established market for our common stock. Recently, when it has traded the price per share has been in the $0.01 to $0.02 range. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transaction values.

Holders

As of February 28, 2017, there were 39 total record holders of 16,557,931 shares of the Company's common stock. We believe we have additional shares held on a beneficial basis in “street name.”

Dividends

The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered securities

On July 28, 2015, the Company issued 178,571 shares of its common stock to Premier Venture Partners, LLC ("PVP"). The Shares were issued in consideration of the execution of an Equity Purchase Agreement entered into on June 18, 2015, between the Company and PVP. The issuance of shares to PVP was made in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act") and Rule 506 of Regulation D promulgated by the SEC under the 1933 Act.

On December 9, 2015 the Company issued to Peak One Opportunity Fund, L.P. a Convertible Debenture in the principal amount of $60,000. The issuance of the debenture was disclosed on Form 8-K filed on December 15, 2015. The debenture matures on December 9, 2018. From March 1 to December 15, 2016, the Company issued 4,079,360 shares of common stock on conversion of $52,600 of the principle due under the convertible note. The issuance of shares to the note holder was made in reliance upon the exemption from securities registration afforded by Section 4(2) of the 1933 Act.

Between December 2015 and February 28, 2017, the Company issued 125,000 shares of common stock to its CEO under her employment agreement, 125,000 shares to its treasurer and secretary under his employment agreement, and 50,000 shares its interim CFO for compensation purposes. The issuance of shares to officers and the interim CFO were made in reliance upon the exemption from securities registration afforded by Section 4(2) of the 1933 Act. (See Item 11 – Executive Compensation – Employment Agreements and Related Transactions.)

On October 27, 2016, the Company issued an aggregate of 3,500,000 shares of common stock to repay advances in the aggregate amount of $49,000 made by two officers, to the Company. The issuance of shares was made in reliance upon the exemption from securities registration afforded by Section 4(2) of the 1933 Act. (See Item 13 - Certain Relationships And Related Transactions, And Director Independence.)

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended February 28, 2017 and February 29, 2016.

ITEM 6 SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Revenue

We recognized no revenues during the years ended February 28, 2017 and February 29, 2016. as we have yet to generate any sales from our planned business.

Operating Costs and Expenses

The major components of our expenses for the years ended February 28, 2017 and February 29, 2016 are outlined in the table below:

	Year Ended	Year Ended
	Feb 28,	Feb 29,
	2017	2016
Officer compensation	$621,700	$272,250
Amortization expense	8,333	4,861
Transfer agent	9,303	6,513
Edgar filing fees	5,830	5,354
OTC Filing fees	8,438	1,875
Office expense	2,884	2,997
Rent	24,000	6,000
Investor marketing expense	12,500	5,000
Legal fees	3,281	60,980
Accounting fees	32,884	11,225
Total operating expenses	$729,153	$377,055

The $352,098 increase in our operating costs for the year ended February 28, 2017 compared to the year ended February 29, 2016, was mainly due to a $349,450 increase in officer compensation.

Other Expenses

Other expenses decreased to $51,492 for the year ended February 28, 2017, from other expenses of $456,876 for the year ended February 29, 2016. The decrease in other expenses was due to the write off of the deferred financing fee of $419,642 taken in the year ended February 29, 2016.

NetLoss

During the years ended February 28, 2017 and February 29, 2016, the Company realized a net loss of $781,094 and $833,931 respectively.

Liquidity and Capital Resources

Working Capital	As of February 28, 2017	As of February 29, 2016

Current Assets	$10,841	$10,623
Current Liabilities	$1,003,554	$752,217
Working Capital Deficit	$(992,713)	$(741,594

The increase in the Company's working capital deficit between February 28, 2017 and February 29, 2016 reflects the net loss recognized by the Company for the year.

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Year Ended February 28, 2017	Year Ended February 29, 2016
Cash provided by (used in) operating activities	$(109,602)	$(98,445)
Cash used in investing activities	$-	$25,000
Cash provided by financing activities	$108,256	$123,445
Net increase (decrease) in cash	$(1,345)	$-

Cash Flows from Operating Activities

During the year ended February 28, 2017, we used $109,602 in operating activities compared to $98,445 during the year ended February 29, 2016.

During the year ended February 28, 2017, we incurred a net loss of $781,094, which was partially reduced for cash flow purposes by an increase of $201,000 in accrued officer compensation, an increase of $420,700 issuable stock compensation and the non-cash debt discount amortization expense totaling $49,447.

During the year ended February 29, 2016, we incurred a net loss of $833,931 which was partially reduced for cash flow purposes by an increase of $167,250 in accrued officer compensation, an increase of $105,000 issuable stock compensation and the non-cash write off of deferred financing costs totaling $419,642 and reduced by a $9,494 reduction in accounts payable.

Cash Flows from Investing Activities

During the year ended February 28, 2017, we spent zero in investing activities compared to $25,000 cash to develop the Company's website as investing activities during the year ended February 29, 2016.

Cash Flows from Financing Activities

During the year ended February 28, 2017, we generated $108,256 in financing activities compared to $123,445 during the year ended February 29, 2016.

During the year ended February 28, 2017, we received $108,256 by way of a loan payable to a related party compared to $70,945 received by way of a loan payable to a related party during the year ended February 29, 2016. We also received $52,500 proceeds from a convertible note on December 9, 2015.

Going Concern

The audit report of the independent accounting firm for the Company includes a qualification as to our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JUBILANT FLAME INTERNATIONAL, LTD.

 FOR THE YEARS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

Jubilant Flame International, Ltd.

Shanghai, China

We have audited the accompanying balance sheet of Jubilant Flame International, Ltd. (the "Company") as of February 28, 2017 and the related statements of operations, stockholders' deficit and cash flows for the year then ended, and the related notes to the financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2017 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company suffered a loss from operations during the year ended February 28, 2017, has yet to establish a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

Houston, TX

May 10, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

Jubilant Flame International, Inc.

Shanghai, China

We have audited the accompanying balance sheet of Jubilant Flame International, Inc. (the "Company") as of February 29, 2016 and the related statements of operations, stockholders' deficit and cash flows for the year then ended, and the related notes to the financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Pritchett, Siler & Hardy P.C.

Farmington, Utah

June 29, 2016

JUBILANT FLAME INTERNATIONAL, LTD

Balance Sheets

	February 28,	February 29,
	2017	2016
ASSETS

Current assets
Cash	$3,653	$4,998
Prepaid expenses	7,188	5,625
Total current assets	10,841	10,623

Other assets
Security deposit	2,000	2,000
Website net of $13,194 and $4,861 of amortization, respectively	11,806	20,139
Total other assets	13,806	22,139

Total Assets	$24,647	$32,762

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$575	$9,494
Accrued officer compensation	719,250	518,250
Loan payable - related parties	283,729	224,473
Total current liabilities	1,003,554	752,217

Convertible note net of debt discount of $4,238 and 53,685,	3,162	6,315
Derivative liability	9,156	83,049

Total Liabilities	1,015,873	841,581

Stockholders' Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 16,557,931 and 8,678,571 shares issued and outstanding respectively	16,558	8,679
Additional paid in capital	1,513,757	922,949
Accumulated deficit	(2,521,541)	(1,740,447)
Total Stockholders' Deficit	(991,226)	(808,819)

Total Liabilities and Stockholders' Deficit	$24,647	$32,762

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD
Statements of Operations

	Year Ended	Year Ended
	February 28,	February 29,
	2017	2016

Operating Expenses:
General and administrative	$729,153	$377,055
Total operating expenses	729,153	377,055

Income (loss) from operations	(729,153)	(377,055)

Other income (expense):
Derivatives interest expense	-	(50,443)
Change in derivatives liability	(2,494)	17,920
Debt discount amortization expense	(49,447)	(4,341)
Write off Deferred Financing Fees	-	(419,642)
Interest income(expense)	-	(370)
Other income (expense) net	(51,942)	(456,876)

Income (loss) from continuing operations before provision for income taxes	(781,094)	(833,931)

Provision for income tax:	-	-

Net income (loss)	$(781,094)	$(833,931)

Net income (loss) per share
(Basic and fully diluted)
Total operations	$(0.07)	$(0.10)

Weighted average number of common shares outstanding	11,870,541	8,588,552

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

Statements of Changes in Stockholders' Deficit

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	paid in capital	deficit	Deficit
Balances at February 28, 2015	8,500,000	$8,500	$398,486	$(906,516)	$(499,530)

Shares issued for Equity Purchase agreement	178,571	179	419,463	-	419,642
Shares issuable for stock compensation	-	-	105,000	-	105,000

Net loss for the period	-	-	-	(833,931)	(833,931)

Balances at February 29, 2016	8,678,571	8,679	922,949	(1,740,447)	(808,819)
Issued stock associated with convertible note conversion	4,079,360	4,079	48,521		52,600
Derivative liability reduction associate with note conversion			76,387		76,387
Shares issued for stock compensation	300,000	300	420,400		420,700
Shares issued to settle loan and accrued liability	3,500,000	3,500	45,500		49,000
Net loss for the period				(781,094)	(781,094)
Balances at February 28, 2017	16,557,931	$16,558	$1,513,757	$(2,521,541)	$(991,226)

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

Statements of Cash Flows

	Year Ended	Year Ended
	February 28, 2017	February 29, 2016
Cash flows from operating activities
Net loss	$(781,094)	$(833,931)
Adjustments to reconcile net loss to net cash used in operating activities
Website amortization	8,332	4,861
Debt discount amortization	49,447	4,341
Derivatives interest expense	-	50,443
Change in derivative liability	(2,494)	(17,920)
Issued stock compensation	420,700	105,000
Write-off deferred financing costs	-	419,642
Changes in Current Assets and Liabilities
Prepaid expense	(1,563)	(5,625)
Security deposit	-	(2,000)
Accounts payable and accrued liabilities	(8,919)	9,494
Accrued officer's compensation	201,000	167,250
Net cash used in operating activities	(109,602)	(98,445)
Cash flows from investing activities
Website development	-	(25,000)
Net cash provided used for investing activities	-	(25,000)
Cash flows from financing activities
Net proceeds from related party loans	108,256	70,945
Proceeds from convertible note		52,500
Net cash provided by financing activities	108,256	123,445
Net Increase (Decrease) In Cash	(1,345)	-
	4,998	4,988

Cash at end of period	$3,653	$4,988
Schedule of Non-Cash Investing and Financing Activities
Debt discount on convertible note accounted for as derivatives liability	$-	$50,526
Convertible note reduction associated with note conversion	$52,600	$-
Derivative reduction associate with note conversion	$76,387	$-
Issued stock to settle liability	$49,000	$-
Supplemental Disclosure
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2017 AND FEBRUARY 28, 2016

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

The Company currently has the right to develop and market medical products under a license from BioMark. The primary intended products include Bone-Induction Artificial Bone (“BIAB”) and Vacuum Sealing Drainage (“VSD”).

We currently are not deploying the licenses we hold for the BIAB or VSD products. We have no current operations at this time. For us to develop our business, we will need to raise capital, engage personnel and develop and implement a business plan.

The Company is also licensed to conduct research and development of BioMark's cancer detection scanning technology. In the event that the research and development of BioMark's cancer detection scanning technology provides marketable technology, the Company shall have the right of first refusal to a license to market, sell and distribute such cancer detection scanning technology, all the terms of which would be negotiated at that time of licensing. To date, we have not taken any steps to pursue the research and development of a cancer detection scanning product.

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

The following are the major categories of liabilities measured at fair value on a recurring basis as of February 28, 2017 and February 29, 2016, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Fair Value Measurements at February 28, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Derivative liabilities – debt	$-	$-	$9,156	$9,156
Less: current portion	-	-	0	0
Long-term portion	$-	$-	$9,156	$9,156

	Fair Value Measurements at February 29, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Derivative liabilities – debt	$-	$-	$83,049	$83,049
Less: current portion	-	-	0	0
Long-term portion	$-	$-	$83,049	$83,049

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

The computation of basic and diluted loss per share at February 28, 2017 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

February 28, 2017

Convertible debt	1,370,370
Total	1,370,370

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of February 28, 2017, the Company had current assets of $10,841, comprised of $3,653 in cash and $7,188 in prepaid expenses. Current liabilities total $1,003,554 resulting in a working capital deficit of $992,713. The Company currently has no profitable trading activities and has an accumulated deficit of $2,521,541 as at February 28, 2017. This raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – CONVERTIBLE DEBT

On December 9, 2016, the Company issued convertible promissory notes totaling $60,000. At the time of issuance, the notes were evaluated and were determined to contain embedded conversion options that must be bifurcated and reported at fair value with original issue discounts. As a result, a derivative discount on convertible promissory notes was recorded, which net of discount amortization for the year ended February 28, 2017 amounted to $3,162.

From March 1, 2016 to December 15, 2016, the debtholder converted a total of $52,600 of note principle to 4,079,360 common stock shares based on the convertible note agreement. The following is a summary of the Company’s conversions:

Date	Principle Converted	Shares issued	Conversion Price

30-Jun-16	$15,000	113,636	$0.132
12-Jul-16	$15,000	357,142	$0.042
15-Aug-16	$5,700	452,380	$0.0126
24-Aug-16	$3,100	469,696	$0.0066
7-Sep-16	$2,400	500,000	$0.0048
20-Sep-16	$2,400	500,000	$0.0048
22-Sep-16	$2,600	541,666	$0.0048
28-Sep-16	$2,600	541,666	$0.0048
15-Dec-16	$3,800	603,174	$0.0063

The following is a detail of convertible debt as of February 28, 2017 and February 29, 2016:

Description	2017	2016
Convertible promissory note in amount of $60,000, maturing on December 9, 2018, bearing interest 0% per annum, convertible into common stock at a conversion price of 60% of the lowest price in the prior 20 trading days.	$7,400	$60,000
Less: debt discount	(4,238)	(53,685)
Less: current portion	-	-
Long-term convertible debt, net	$3,162	$6,315

Debt Discount

During the years ended February 28, 2017 and February 29, 2016, the Company recorded debt discounts totaling $0 and $58,026, respectively.

Amortization of debt discount amounted to $49,448 and $4,341 for the years ended February 28, 2017 and February 29, 2016, respectively during the year ended February 28, 2017.

Debt discount consisted of the following at February 28, 2017 and February 29, 2016, respectively:

Description	2017	2016
Debt discount	$58,026	$58,026
Accumulated amortization of debt discount	(53,788)	(4,341)
Debt discount – net	$4,238	$53,685

Derivative Liabilities

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value.

The following schedule shows the change in fair value of the derivative liabilities during the year end February 28, 2017 and February 29, 2016.

Derivative liabilities - February 29, 2016	$83,049
Add fair value at the commitment date for convertible notes issued during year end February 28, 2017	-
Fair value reduction for derivatives due to note conversion	(76,387)
Fair value mark to market adjustment for derivatives	2,494
Derivative liabilities – February 28, 2017	9,156
Less: current portion	-
Long-term derivative liabilities -- February 28, 2017	$9,156

Derivative liabilities - February 28, 2015	$-
Add fair value at the commitment date for convertible notes issued during year end February 29, 2016	100,969
Fair value mark to market adjustment for derivatives	(17,920)
Derivative liabilities – February 29, 2016	83,049
Less: current portion	-
Long-term derivative liabilities – February 29, 2016	$83,049

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded derivative interest expenses for the year ended February 28, 2017 of zero and for the year ended February 29, 2016 of $50,443 respectively.

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions during the year:

Assumption	Commitment Date	Re-measurement Date
Expected dividends:	0%	0%
Expected volatility:	45%	79.4%~201.5%
Expected term (years):	3	1.78~2.52
Risk free interest rate:	1.22	0.58%~1.29%

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

On October 27, 2016, the company issued 3,000,000 shares to its CEO, Ms. Yan Li, at $0.014 per share to settle $42,000 of related party advances. At the same date, the company issued 500,000 shares to its treasurer and secretary, Mr. Robert Ireland, at $0.014 per share to settle $7,000 related party advance. As at February 28, 2017, the Company had a $282,889 loan outstanding with the Ms. Yan Li and $840 with Mr. Ireland. This compares with the outstanding balance of $216,473 for Ms. Yan Li and $8,000 for Mr. Ireland at February 29, 2016. The loans are non-interest bearing, due upon demand and unsecured.

A related party created a website, that was active beginning in August of 2015, and billed the Company $25,000. The expense of this website will be amortized over 36 months at the rate of $694 per month.

NOTE 6– ACCRUED OFFICER COMPENSATION AND STOCK COMPENSATION

On December 15, 2015, the Company entered into employment agreements with its president, Ms. Yan Li, and its secretary and treasurer, Mr. Robert Ireland. Both agreements were retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, both Ms. Yan and Mr. Ireland shall receive an annual salary of $100,500 and 100,000 shares of the Company's common stock.

On October 27, 2016, the company issued 50,000 shares to its interim CFO at $0.014 per share for his services and recognized share based compensation expense in the amount of $700

As of February 28, 2017, a total of $719,250 had been accrued as salary compensation payable to the two officers compared to $518,250 at February 29, 2016. As of February 28, 2017, a total of $420,700 stock compensation had been recorded compared to $105,000 for the same period in the prior year to the two officers.

NOTE 7 – LEASED PREMISES OBLIGATION

On December 1, 2015 the Company entered into a lease for office space in Los Angeles, California. The Company paid a deposit of $2,000 and is obligated for a period of 36 months ending on November 30, 2018 to pay a rental fee of $2,000 per month.

Minimum future lease commitments are as follows:

Year Ending February 28,	Amount

2018	24,000
2019	18,000
Total	$42,000

NOTE 8 – INCOME TAX

At February 28, 2017, the Company had unused federal and state net operating loss carryforwards available of approximately $701,070, which may be applied against future taxable income, if any, and which expire in various years through 2037.

This loss carry forward expires according to the following schedule:

Year Ending February 28, 2017	Amount

2034	$54,197
2035	-
2036	539,420
2037	107,453
Total	$701,070

The following is a reconciliation of the tax provision as calculated at the statutory tax rate to the provision as recognized for the years ended February 28, 2017 and February 29, 2016:

	2017	2016
Tax provision at statutory rates	$(273,382)	$(291,875)
Effect of permanent difference(s)	165,424	44,541
Change in valuation allowance	107,958	247,334
Net tax expense	$-	$-

There were permanent differences and temporary differences to reconcile the tax provision for the years ended February 28, 2017 and February 29, 2016, other than the change in valuation allowance of $107,958 and $247,334 respectively. All tax years from inception remain open for examination by the tax authorities.

	2017	2016
Net book income (loss)	$(781,094)	$(833,931)

Permanent difference(s):
Share based compensation	420,700	105,000
Change in Derivative Liability	2,494	17,920
Amortization of Debt Discount	49,447	4,341

Temporary difference(s):
Accrued officer compensation	201,000	167,250

Taxable income	$(107,453)	$(539,420)

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

As referenced in NOTE 6, On December 15, 2015, the Company entered into Employment Agreements with its president and its secretary and treasurer, the agreements are retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, each officer will receive 100,000 shares of the Company's common stock as compensation each year. The company valued these shares of stock compensation at $2.10 per share based on the quoted market price of shares of common stock on the effective date of the Agreement. By ended February 28, 2017, no compensation shares have been issued and $420,700 stock compensation expense was recorded.

For the year ended February 28, 2017, a total of 300,000 shares were issued to three officers as stock compensation. Total value of $420,700 has been recorded for the stock compensation.

During the year ended February 28, 2017, a total 3,500,000 shares were issued to two officers at a cost of $0.014 per share for a total equity issuance of $49,000 to settle advance from related party.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, "Subsequent Events", the Company has analyzed its operations subsequent to February 28, 2017 to May 10, 2017, the date when the financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded except the following:

On March 17, 2017 and April 11, 2017, a holder of the company’s convertible debt elected to convert a portion of that debt into 805,555 shares and 822,222 shares of the company’s common stock respectively.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change of Accounting Firm December 2015

On or about December 15, 2015, Cutler & Co., LLC (“Cutler”), the Company’s principal accountant, informed us that it is merging its SEC auditing practice with Pritchett, Siler & Hardy PC (“PSH”). As a result of the transaction, on December 15, 2015, Cutler resigned as the Company’s independent registered public accounting firm and the Company engaged PSH as the Company’s independent registered public accounting firm. The decision to change accountants was approved by the Registrant's board of directors.

None of the reports of Cutler, on the Company’s financial statements for either of the past two years or subsequent interim periods contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on the financial statements of the Company for the years ended February 28, 2015 and 2014 contained an uncertainty about the Company’s ability to continue as a going concern.

There were no “disagreements” (as such term is defined in Item 304 of regulation S-K) between the Company and Cutler, for the two most recent fiscal years and any subsequent interim periods through December 15, 2015 (date of resignation) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Cutler, would have caused them to make reference to the subject matter of the disagreements in their reports on the financial statements for such periods. There were no reportable events (as described under Item 304(a)(1)(v) of Regulation S-K) during the Company’s engagement of Culter from for the two most recent fiscal years and any subsequent interim periods through December 15, 2015.

The Company provided Culter with a copy of the disclosure in its Current Report on Form 8-K, filed on December 17, 2015, and requested that Culter furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees or disagrees with the statements by the Company in the Current Report on Form 8-K. A copy of that letter was attached as Exhibit 16.1 thereto.

On or about December 15, 2015, the Company engaged PSH, 515 S 400 E Suite 100, Salt Lake City, UT 84111, as its principal accountant to audit the Company’s financial statements as successor to Cutler. During the Company’s two most recent fiscal years or subsequent interim period, the Company has not consulted with the entity of PSH regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, nor did the entity of PSH provide advice to the Company, either written or oral, that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Company’s two most recent fiscal years or subsequent interim period, the Company has not consulted the entity of PSH on any matter that was the subject of a disagreement or a reportable event.

Change of Accounting Firm July 2016

On July 5, 2016, the Company was notified by PSH, that the firm resigned as the Company’s independent registered public accounting firm. PSH was engaged by the Company on December 15, 2015. Except as noted in the paragraph immediately below, the report of PSH on the Company's financial statements for the year ended February 29, 2016 and for the period then ended did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The decision to change accountants was approved by the Company's board of directors.

The report of PSH on the Company's financial statements as of and for the year ended February 29, 2016 contained explanatory paragraphs which noted that there was substantial doubt as to the Company's ability to continue as a going concern as the Company has negative working capital that raises doubt about its ability to continue as a going concern.

During the engagement period from December 15, 2015 through July 5, 2016, the Company did not have any disagreements (as such term is defined in Item 304(a)(1)(iv) of Regulation S-K) with PSH on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to PSH's satisfaction, would have caused them to make reference thereto in their reports on the Company's financial statements for such periods.

During the engagement period from December 15, 2015 through July 5, 2016, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided PSH with a copy of the disclosure in the Current Report for the change of accountant and requested PSH to furnish a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the above statements. A copy of the letter from PSH to the SEC was attached as Exhibit 16.1 to the current report filed on July 13, 20176.

On July 5, 2016 (the "Engagement Date"), the Company engaged Thayer O'Neal Company LLC ("Thayer O'Neal"), 101 Parklone Blvd., #201, Sugar Land, TX 77478 as its independent registered public accounting firm for the Company's fiscal year ended February 28, 2017. The decision to engage Thayer O'Neal as the Company's independent registered public accounting firm was approved by the Company's Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with Thayer O'Neal regarding either: (1) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Thayer O'Neal concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

ITEM 9A CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, the sole officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) were ineffective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, the sole officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that, as of February 28, 2017, our internal controls over financial reporting were ineffective because: (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) due to the lack of employees, the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2017. Because of our overall limited financial resources, we cannot estimate when we may begin to remediate any of the foregoing deficiencies and the time frame in which they will be remediated if and when begun.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that exempt smaller reporting companies from such requirement.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during our last fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION.

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position
Yan Li	50	President, Chief Executive Officer and Director
Robert Ireland	52	Secretary, Treasurer and Director

Each director serves until our next annual meeting of stockholders or until his or her successor is elected and qualified, unless he or she resigns earlier or is removed. The Board of Directors elects the officers of the Company and their terms of office are at the discretion of the Board of Directors, unless they resign. At the present time, members of the board of directors are not compensated for their services on the board of directors.

There are no family relationships among our officers and directors.

Biographical Information Regarding Officers and Directors

Ms. Yan Li is a permanent resident of Canada and has been living in Vancouver since 2008. Ms. Li is our President and Chief Executive Officer and is a member of the Board of Directors. Ms. Yan Li also manages and is a board member of several private companies, including: Jiu Feng Investment Ltd from 2008 to date; Jiu Feng Investment Management Shanghai Ltd from 2000 to date; Shanghai Xiu Ling Hanhe Landscaping Engineering Ltd from 1999 to date; Biomark China Inc from 2008 to date; and JF-NAIC from 2012 to date. Ms. Li holds a bachelor degree in financial and bank management from the Shanghai Financial Economical University.

Robert Ireland is a resident of Canada. Mr. Ireland is our Secretary, Treasurer and a member of the Board of Directors. Mr. Ireland also acts in the capacity of our Chief Financial Officer. Mr. Ireland has been the CEO of Next Alternative Inc. since 2008 and was previously the CEO of Virtual Wave Inc. from 1986 to 2014. Mr. Ireland has served on the board of directors of several private companies, including Next Alternative Inc., Satelinx Inc., RoadStar GPS, and Virtual Wave Inc. Mr. Ireland has over 19 years of experience being a member of a board of directors for both public and private companies. Mr. Ireland studied at the University of British Columbia and Carleton University and still holds an office at Carleton University.

Corporate Governance; Audit Committee and Other Committees

We are not required to have and we do not have a separately-designated standing audit committee, and we do not have an “audit committee financial expert” as defined by SEC regulation. The Company’s Board of Directors performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We are not required to have and we do not have any other committees of the board of directors, such as compensation or nomination committees. The functions of these types of committees are currently carried out by the Board of Directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers, during the past ten years, has been involved in any legal proceeding of the type required to be disclosed under applicable SEC rule.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our equity securities that are registered pursuant to Section 12 of the Securities Exchange Act, to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. During the fiscal year ended February 28, 2017, our reporting persons under Section 16(a) did not file the required reports on Forms 3 and 4 on time for the receipt of 300,000 shares for stock compensation and 3,500,000 shares to settle advances by them to the Company. The reporting persons have subsequently filed those required reports and as of the date hereof, our reporting persons have filed all the required reports on Forms 3 and 4.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11 EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during fiscal years 2017 and 2016 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
							Non-quali-
						Non-Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)

Yan Li	2017	100,500	0	210,000	0	0	0	0	310,500
President	2016	83,625	0	52,500	0	0	0	0	136,125

Robert Ireland	2017	100,500	0	210,000	0	0	0	0	310,500
Secretary, Treasurer	2016	83,625	0	52,500	0	0	0	0	136,125

Employment Agreements and Related Arrangements

On December 15, 2015, the Company entered into employment agreements with its president and chief executive officer, Ms. Yan Li, and its secretary and treasurer, Mr. Robert Ireland. Ms. Yan's agreement is retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Ms. Li received an annual salary of $100,500 and 100,000 shares of the Company's common stock. Mr. Ireland's agreement is retroactively effective as of December 4, 2015 for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Mr. Ireland receives an annual salary of $100,500 and 100,000 shares of the Company's common stock. The Company valued the stock compensation under both agreements at $2.10 per share based on the quoted market price of shares of common stock on the effective date of the agreements.

Between December 2015 and February 28, 2017, the Company issued 150,000 shares of common stock to its CEO pursuant to her employment agreement, 150,000 shares to its treasurer and secretary pursuant to his employment agreement, and 50,000 shares its interim CFO.

As of February 28, 2017, a total of $719,250 had been accrued as salary compensation payable to the two officers and as of February 28, 2016, the accrued salary payable to the two officers was $518,250.

As of February 28, 2017, a total of $420,700 stock compensation expense for out two officers had been recorded for fiscal year 2017 for the issuance of 300,000 shares of common stock. As of February 29, 2016, a total of $105,000 stock compensation expense for our two officers had been recorded for fiscal year 2016.

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

Directors' Compensation

The persons who served as members of our board of directors, who are also our executive officers, did not receive separate compensation for their services as directors in fiscal years 2017 and 2016.

Option Exercises and Stock Vested

There were no options issued, outstanding, exercised or vested during the years ended February 28, 2017 and February 29, 2016. There were no unvested stock awards outstanding at the same dates.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of April ____, 2017: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of April ___, 2017, there were 16,557,931 shares of our common stock outstanding. We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons named in the table below have sole voting and sole investment power with respect to all shares of common stock that they beneficially owned, subject to applicable community property laws.

Name and address of beneficial owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Yan Li, President, Chief Executive Officer & Director (2)	5,938,215	35.86%

Robert Ireland, Secretary, Treasurer & Director (3)	1,685,000	10.18%

All executive officers and directors as a group (2 Persons)	7,623,215	46.04%

____

(1)	The address of each of our executives is c/o the Company at 2293 Hong Qiao Rd, Shanghai China, 200336.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In 2015, Virtual Wave Inc, a company affiliated with _its treasurer and secretary, Mr. Ireland was engaged to create the Company website. The Company paid to Virtual Wave Inc $25,000 for this service.

During the fiscal years ended February 28, 2017 and February 29, 2016, Ms. Yan Li, our President, CEO, and a director, personally paid $108,256 and $70,945, respectively, for various expenses on behalf of Jubilant Flame International Ltd. The Company did not enter into any loan agreement with respect to those advances.

On October 27, 2016, we settled accounts payable arising from advances to the Company of funds from Ms. Yan Li, the President and Chief Executive Officer, for working capital in the aggregate amount of $42,000 by issuing an aggregate of 3,000,000 shares at a cost of $0.014 per share.

On October 27, 2016, the Company issued 500,000 shares to, Mr. Ireland, its treasurer and secretary, at $0.014 per share to settle $7,000 of advances made for working capital purposes.

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

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. All of our directors are also officers of the Company, and therefore, we have no independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended February 28, 2017 and February 29, 2016, we engaged Thayer O’Neal Company, LLC and Pritchett, Siler & Hardy PC, respectively, as the Company's independent registered public accounting firm.

For the years ended February 28, 2017, and February 29, 2016, we incurred fees as discussed below:

Fiscal Year Ended
	February 28, 2017	February 29, 2016

Audit fees	$12,700	7,700
Audit – related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements.

The policy of the Board of Directors is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval by our Board of Directors of accountant services is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the board of directors may also pre-approve particular services on a case-by-case basis. Our Board of Directors approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

ITEM 15 EXHIBITS

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
10.1*	Employment Agreement with President and Chief Executive Officer (+)
10.2*	Employment Agreement with Secretary / Treasurer (+)
10.3*	Convertible Debenture
10.4*	Lease Agreement
31.1**	Certification of the President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Secretary and Treasurer (Chief Financial Officer) pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Secretary and Treasurer (Chief Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following material from the Form 10-K Report of the Registrant for the year ended February 28, 2017, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statement of Changes in Shareholders’ Deficit, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

_________

* Previously Filed

** Filed herewith

+ Management employment arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUBILANT FLAME INTERNATIONAL, LTD.

Date: May 11, 2017	By:	/s/ Yan Li
Yan Li
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 11, 2017	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: May 11, 2017	By:	/s/ Robert Ireland
Robert Ireland
Secretary and Treasurer and Director (Principal Financial Officer)

