Form 10-Q
period 2017-05-31
Jubilant Flame International, Ltd
filed 2017-07-12
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of July 10, 2017, there are 18,235,708 shares of common stock outstanding.

.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company” and the “Registrant” refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL LTD

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE THREE MONTH PERIODS ENDED May 31, 2017 AND 2016

JUBILANT FLAME INTERNATIONAL, LTD
Balance Sheets
(Unaudited)

	May 31,	February 28,
	2017	2017
ASSETS

Current assets
Cash	$8,598	$3,653
Prepaid expenses	4,688	7,188
Total current assets	13,286	10,841

Other assets
Security deposit	2,000	2,000
Website net of $15,277 and $13,194 of amortization, respectively	9,723	11,806
Total other assets	11,723	13,806

Total Assets	$25,009	$24,647

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$-	$575
Accrued officer compensation	769,500	719,250
Loan payable - related parties	310,021	283,729
Total current liabilities	1,079,521	1,003,554

Convertible note net of debt discount of $393 and $4,238, respectively	407	3,162
Derivative liability	1,233	9,156
Total Liabilities	1,081,161	1,015,873

Stockholders' Deficit
Common stock, $0.001 par value per share
75,000,000 shares authorized; 18,235,708 and 16,557,931 shares issued and outstanding, respectively	18,236	16,558
Additional paid in capital	1,635,955	1,513,757
Accumulated deficit	(2,710,343)	(2,521,541)
Total Stockholders' Deficit	(1,056,152)	(991,226)

Total Liabilities and Stockholders' Deficit	$25,009	$24,647

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD
Statements of Operations
(UNAUDITED)

	For the three months ended
	May 31,
	2017	2016

Operating Expenses:
General and administrative	$180,604	$173,385
Total operating expenses	180,604	173,385

Income (loss) from operations	(180,604)	(173,385)

Other income (expense):
Change in derivative liability	(4,353)	(719)
Debt discount amortization (interest) expense	(3,845)	(4,871)
Other income (expense) net	(8,198)	(5,590)

Income (loss) from continuing operations before provision for income tax	(188,802)	(178,975)
Provision for income tax:	-	-

Net income (loss)	$(188,802)	$(178,975)

Net income (loss) per share (Basic and fully diluted)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	17,904,212	8,678,571

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

Statements of Changes in Stockholders' Deficit

(Unaudited)

	Common Stock		Additional paid in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balances at February 28, 2017	16,557,931	$16,558	$1,513,757	$(2,521,541)	$(991,226)
Issued stock associated with convertible note conversion	1,627,777	1,628	4,972	-	6,600
Derivative liability reduction associate with note conversion	-	-	12,276	-	12,276
Shares issued for stock compensation	50,000	50	104,950	-	105,000
Net loss for the period	-	-	-	(188,802)	(188,802)
Balances at May 31, 2017	18,235,708	$18,236	$1,635,955	$(2,710,343)	$(1,056,152)

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD
Statements of Cash Flows
(UNAUDITED)

	For the three months ended May 31,
	2017	2016
Cash Flows From Operating Activities:
Net income (loss)	$(188,802)	$(178,975)

Adjustments to reconcile net (loss) to net cash (used in) operating activities
Website amortization	2,083	2,083
Debt discount amortization	3,845	4,871
Change in derivatives liability	4,353	719
Issuable stock compensation	105,000	105,000
Changes in Current Assets and Liabilities:
Prepaid expense	2,500	-
Accounts payable	(575)	-
Accrued officer's compensation	50,250	50,250
Net cash provided by (used for) operating activities	(21,346)	(16,052)
Cash Flows From Financing Activities:
Net proceeds from related party loans	26,291	11,367
Net cash provided by (used for) financing activities	26,291	11,367
Net Increase (Decrease) In Cash	4,945	(4,685)
Cash At The Beginning Of The Period	3,653	4,998
Cash At The End Of The Period	$8,598	$313
Schedule of Non-Cash Investing and Financing Activities
Convertible note reduction associated with note conversion	(6,600)	-
Derivative liability reduction associated with note conversion	(12,276)	-
	$(18,876)	$-
Supplemental Disclosure
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2017 AND 2016

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

Interim Financial Information

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of May 31, 2017, results of operations, changes in stockholders' equity (deficit) and cash flows for the three month periods ended May 31, 2017 and 2016, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at May 31, 2017 the Company had current assets of $13,286, and current liabilities total $1,079,521 resulting in a working capital deficit of $1,066,235. The Company currently has no profitable trading activities and has an accumulated deficit of $2,710,343 as at May 31, 2017. This raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSE

The Company is paying an annual fee for its OTC Markets service. The service period is from December 1, 2016 to November 30, 2017. The service charge is recorded as a prepaid expense and amortized using straight line amortization over the service period. The prepaid expense balance is $4,688 as of May 31, 2017

NOTE 5 – CONVERTIBLE DEBT

On December 9, 2015, the Company issued convertible promissory notes totaling $60,000. At the time of issuance, the notes were evaluated and were determined to contain embedded conversion options that must be bifurcated and reported at fair value with original issue discounts. As a result, a derivative discount on convertible promissory notes was recorded, which net of discount amortization for the three months ended May 31, 2017 amounted to $393.

From March 1, 2016 to May 31, 2017, the debtholder converted a total of $59,200 of note principle to 5,707,137 common stock shares based on the convertible note agreement. During the three month ended May 31, 2017, the debtholder converted a total of $6,600 of note principle to 1,627,777 common stock shares. The following is a summary of the Company’s conversion:

Date	Principle Converted	Shares issued	Conversion Price

30-Jun-16	15,000	113,636	0.132
12-Jul-16	15,000	357,142	0.042
15-Aug-16	5,700	452,380	0.0126
24-Aug-16	3,100	469,696	0.0066
7-Sep-16	2,400	500,000	0.0048
20-Sep-16	2,400	500,000	0.0048
22-Sep-16	2,600	541,666	0.0048
28-Sep-16	2,600	541,666	0.0048
15-Dec-16	3,800	603,174	0.0063
16-Mar-17	2,900	805,555	0.0036
7-Apr-17	3,700	822,222	0.0045

The following is the summary of outstanding convertible note balances

Description	May 31, 2017	Feb 28, 2017

One convertible promissory note in the amount of $60,000, with maturity date of December 9, 2018, bearing interest 0% per annum, convertible into common stock at conversion prices equal to 60% of the lowest price in the prior 20 trading days. The Company expects all debt will be converted to common shares.	$800	$7,400
Less: debt discount	(393)	(4,238)
Less: current portion	-	-
Long-term convertible debt, net	$407	$3,162

Debt Discount

During the three months ended May 31, 2017 and the year ended February 28, 2017, the Company recorded debt discounts totaling $393 and $4,238, respectively.

The Company amortized $3,845 and $49,448 during the three months ended May 31, 2017 and the year ended February 28, 2017, respectively, to amortization of debt discount.

	As of	As of
	31-May-17	28-Feb-17

Debt discount	$58,026	$58,026
Accumulated amortization of debt discount	(57,633)	(53,788)
Debt discount - net	$393	$4,238

 Derivative Liabilities

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value.

The following schedule shows the change in fair value of the derivative liabilities during the three months ended May 31, 2017:

Derivative liabilities - February 28, 2017	$9,156
Add fair value at the commitment date for convertible notes issued during the three months	-
Fair value reduction for derivatives due to note conversion	(12,276)
Fair value mark to market adjustment for derivatives	4,353
Derivative liabilities – May 31, 2017	1,233
Less: current portion	-
Long-term derivative liabilities November 30, 2016	$1,233

The Company can record the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. During the three months ended May 31, 2017, the Company recorded change in derivatives liability of $4,353 and reduction of derivatives liability of $12,276 due to conversion.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions during the three month:

	Commitments	Re-measurement
Assumption	Date	Date
Expected dividends:	0%	0%
Expected volatility:	45%	203.7%~230.8%
Expected term (years):	3	1.52~1.73
Risk free interest rate:	1.22%	1.28%~1.35%

NOTE 6– RELATED PARTY TRANSACTIONS

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

As at May 31, 2017, the Company had a $309,181 loan outstanding with its CEO, Ms. Yan Li and $840 with its treasurer Mr. Ireland. This compares with the outstanding balance of $282,889 for Ms. Yan Li and $840 for Mr. Ireland at February 28, 2017. The loans are non-interest bearing, due upon demand and unsecured.

A related party created a website, that was active beginning in August of 2015, and billed the Company $25,000. The expense of this website will be amortized over 36 months at the rate of $694 per month.

NOTE 7– ACCRUED OFFICER COMPENSATION AND STOCK COMPENSATION

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

As of May 31, 2017, a total of $769,500 had been accrued as salary compensation payable to the two officers compared to $719,250 at February 28, 2017. During the three months ended May 31, 2017, a total of $105,000 stock compensation had been recorded compared to $105,000 for the same period in the prior year to the two officers.

NOTE 8 – STOCKHOLDERS EQUITY

For the quarter ended May 31, 2017, convertible debt of $6,600 was converted into 1,627,777 shares of common stock as provided for in the convertible note agreement. Associated with the note conversion, derivatives liability was reduced by $12,276 by May 31, 2017.

For the quarter ended May 31, 2017, a total of 50,000 Shares were issued to two officers as stock compensation. Total value of $105,000 has been recorded for the stock compensation.

NOTE 9 – SUBSEQUENT EVENTS

None.

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

We currently are not deploying the BIAB or VSD products pursuant to the license. We have no current operations at this time. For us to develop our business, we will need to raise capital, engage personnel and develop and implement a business plan.

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

Results of Operations

Revenue

We recognized no revenue in the three months ended May 31, 2017 and 2016 as we have not commenced operations as yet.

Operating Expenses

For the three months ended May 31,2017 compared to the three months ended May 31,2016

The major components of our operating expenses for the three months ended May 31, 2017 and 2016 are outlined in the table below:

	Three Months Ended	Three Months Ended
	May 31,	May 31,
	2017	2016

Officer compensation	$155,250	$155,250
Professional fee	$14,716	$8,259
Rent	$6,000	$6,000
Web amortization expense	$2,083	$2,083
Office expense and other	$2,555	$1,792
Total operating expenses	$180,604	$173,385

The $7,220 increase in our operating costs for the three months ended May 31, 2017 compared to three months ended May 31, 2016, was mainly due to the $6,457 increase in professional fee to maintain public status.

Other Expenses

Other expenses increased to $8,198 for the three months ended May 31, 2017, from $5,590 for the three months ended May 31, 2016. Other expenses consisted primarily of $3,634 increase in derivatives liability and $1,026 decrease in debt discount amortization expense.

Net Loss

For the three months ended May 31, 2017, we recognized a net loss of $188,802 compared to the net loss of $178,975 for the corresponding period in 2016.

Liquidity and Capital Resources

Working Capital

	May 31, 2017	February 28, 2017
Current Assets	$13,286	$10,841
Current Liabilities	$1,079,521	$1003,554
Working Capital Deficit	$(1,066,235)	$(992,713)

As of May 31, 2017, the Company had current assets, comprising of cash of $8,598 and prepaid expenses of $4,688, and current liabilities of $1,079,521, resulting in a working capital deficit of $1,066,235. The Company had no profitable trading activities and has an accumulated deficit of $2,710,343 as at May 31, 2017. This raises substantial doubt about the Company's ability to continue as a going concern.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

Based on the Company’s current operating plan, the Company does not have sufficient cash and cash equivalents to fund its operations for at least the next twelve months. The Company will need to obtain additional financing to operate our business. The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or related parties. By doing so, the Company hopes to generate sufficient capital to execute its new business plan in the medical sector on an ongoing basis. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

Cash Flows from Operating Activities

Our net cash used in operating activities increased by $5,294 in the three months ended May 31, 2017 compared to the net cash used in operating activities in the three months ended May 31, 2016, representing an increase of 33%. The increase in net cash used in operating activities was primarily the result of a $6,457 increase in professional fee expense.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the three months ended May 31, 2017 or 2016.

Cash Flows from Financing Activities

Our cash provided by financing activities increased from $11,367 for the three months ended May 31, 2017 to $26,291 for the three months ended May 31, 2017. In both periods, cash was provided by way of loans from related parties.

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

Off Balance Sheet Arrangements

As of May 31, 2017, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three months ended May 31, 2017, and currently we are not involved in any pending litigation or legal proceedings.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report:

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of the President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Secretary and Treasurer (Chief Financial Officer) pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Secretary and Treasurer (Chief Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

________

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUBILANT FLAME INTERNATIONAL LTD

Date: July 11, 2017	By:	/s/ Li Yan
Li Yan
President, Chief Executive Officer
(Principal Executive Officer) and Director

Date: July 11, 2017	By:	/s/ Robert Ireland
Robert Ireland
Secretary and Treasurer and Director
(Principal Financial Officer)

