Form 10-Q
period 2017-08-31
Jubilant Flame International, Ltd
filed 2017-10-13
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

As of October 12, 2017, there are 18,360,708 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company” and the “Registrant” refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL LTD

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE THREE AND SIX MONTH PERIODS ENDED AUGUST 31, 2017 AND 2016

JUBILANT FLAME INTERNATIONAL, LTD
Balance Sheets
(Unaudited)

	August 31,	February 28,
	2017	2017
ASSETS

Current assets
Cash	8,407	$3,653
Prepaid expenses	3,188	7,188
Total current assets	11,595	10,841

Other assets
Security deposit	2,000	2,000
Website net of $17,361 and $13,194 of amortization, respectively	7,639	11,806
Total other assets	9,639	13,806

Total Assets	$21,234	$24,647

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$-	$575
Accrued officer compensation	409,875	719,250
Loan payable - related parties	322,968	283,729
Total current liabilities	732,843	1,003,554

Convertible note net of debt discount of $0 and $4,238, respectively	-	3,162
Derivative liability	-	9,156
Total Liabilities	732,843	1,015,873

Stockholders' Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 18,360,708 and 16,557,931 shares issued and outstanding, respectively	18,361	16,558
Additional paid in capital	2,154,170	1,513,757
Accumulated deficit	(2,884,141)	(2,521,541)
Total Stockholders' Deficit	(711,609)	(991,226)

Total Liabilities and Stockholders' Deficit	$21,234	$24,647

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD
Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	August 31,		August 31,
	2017	2016	2017	2016

Operating Expenses:
General and administrative	$174,318	$198,508	$354,922	$371,894
Total operating expenses	174,318	198,508	354,922	371,894

Loss from operations	(174,318)	(198,508)	(354,922)	(371,894)

Other income (expense):
Change and gain in derivatives liability	1,233	25,952	(3,120)	25,233
Debt discount amortization expense	(393)	(33,287)	(4,238)	(38,158)
Interest expense	(320)		(320)
Other income (expense) net	520	(7,335)	(7,678)	(12,925)
Income (loss) from continuing operations before provision for income taxes	(173,798)	(205,843)	(362,600)	(384,819)
Provision for income tax:	-	-	-	-
Net income( loss)	$(173,798)	$(205,843)	$(362,600)	$(384,819)

Net loss per share
(Basic and fully diluted)	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted average number of common shares outstanding	18,437,998	9,163,663	18,171,105	8,971,117

The accompanying notes are an integral part of the financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

Statements of Changes in Stockholders' Deficit

(Unaudited)

	Common Stock		Additional paid	Accumulated	Total Stockholders’
	Shares	Amount	in capital	deficit	Deficit

Balances at May 31, 2017	16,557,931	$16,558	$1,513,757	$(2,521,541)	$(991,226)
Issued stock associated with convertible note conversion	1,627,777	1,628	4,972		6,600
Derivative liability reduction associated with note conversion			12,276		12,276
Accrued stock compensation and debt to officer forgiveness	(175,000)	(175)	410,890		410,715
Shares issued for stock compensation	350,000	350	212,275		212,625
Net loss for the period				(362,600)	(362,600)
Balances at August 31, 2017	18,360,708	$18,361	$2,154,170	$(2,884,141)	$(711,609)

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD
Statements of Cash Flows
(Unaudited)

	For the six months ended August 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(362,600)	$(384,819)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Website amortization	4,167	4,167
Debt discount amortization	4,238	38,158
Change in derivatives liability	4,362	(25,233)
Derivatives extinguishment gain	(1,242)	-
Stock compensation	212,625	210,000
Changes in Current Assets and Liabilities:
Prepaid expense	4,000	2,813
Accounts payable	(575)	(8,919)
Accrued officer's compensation	100,500	100,500
Net cash used in operating activities	(34,525)	(63,333)
Cash Flows from Financing Activities:
Net proceeds from related party loans	26,291	11,367
Debt payoff	(800)	-
Net cash provided by financing activities	39,279	58,631
Net Increase In Cash	4,754	(4,703)
Cash at Beginning of Period	3,653	4,998
Cash at End of Period	$8,407	$295
Schedule of Non-Cash Investing and Financing Activities
Convertible note reduction associated with note conversion	(6,600)	(38,800)
Derivative liability reduction associated with note conversion	(12,276)	(39,661)
Officer debt and stock compensation forgiveness	(410,890)	-
	$(429,766)	$(78,461)
Supplemental Disclosure
Cash paid for interest	$320	$-
Cash paid for income taxes	$-	$-

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

Interim Financial Information

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of August 31, 2017, results of operations, changes in stockholders' equity (deficit) and cash flows for the six month periods ended August 31, 2017 and 2016, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at August 31, 2017 the Company had current assets of $11,595, and current liabilities total $732,843 resulting in a working capital deficit of $721,248. The Company currently has no profitable trading activities and has an accumulated deficit of $2,884,141 as at August 31, 2017. This raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSE

The Company is paying an annual fee for its OTC Markets service. The service period is from December 1, 2016 to November 30, 2017. The service charge is recorded as a prepaid expense and amortized using straight line amortization over the service period. Also during the second quarter, the Company prepaid $1,000 to a marketing service company. The prepaid expense balance is $3,188 as of August 31, 2017.

NOTE 5 – CONVERTIBLE DEBT

On December 9, 2015, the Company issued convertible promissory notes totaling $60,000. At the time of issuance, the notes were evaluated and were determined to contain embedded conversion options that must be bifurcated and reported at fair value with original issue discounts. As a result, a derivative discount on convertible promissory notes was recorded. During the second quarter ended at August 31, 2017, the company paid off the remaining outstanding note balance in full with 140% interest. As a result, the convertible note balance net of discount amortization for the six months ended August 31, 2017 amounted is zero.

From March 1, 2016 to May 31, 2017, the debtholder converted a total of $59,200 of note principle to 5,707,137 common stock shares based on the convertible note agreement. During the three-months ended August 31, 2017, the debtholder didn’t convert note principle to stock, but instead accepted payoff of the remaining balance of $800 from the Company. The following is a summary of the Company’s conversion:

Date	Principle Converted	Shares issued	Conversion Price

30-Jun-16	15,000	113,636	0.132
12-Jul-16	15,000	357,142	0.042
15-Aug-16	5,700	452,380	0.0126
24-Aug-16	3,100	469,696	0.0066
7-Sep-16	2,400	500,000	0.0048
20-Sep-16	2,400	500,000	0.0048
22-Sep-16	2,600	541,666	0.0048
28-Sep-16	2,600	541,666	0.0048
15-Dec-16	3,800	603,174	0.0063
16-Mar-17	2,900	805,555	0.0036
7-Apr-17	3,700	822,222	0.0045

The following is the summary of outstanding convertible note balances

Description	August 31, 2017	Feb 28, 2017

One convertible promissory note in the amount of $60,000, with maturity date of December 9, 2018, bearing interest 0% per annum, convertible into common stock at conversion prices equal to 60% of the lowest price in the prior 20 trading days. The Company expects all debt will be converted to common shares.	$800	$7,400
Less: debt discount	-	(4,238)
Less: debt payoff	(800)	-
Less: current portion	-	-
Long-term convertible debt, net	$-	$3,162

Debt Discount

During the six months ended August 31, 2017 and the year ended February 28, 2017, the Company recorded debt discounts totaling $-0- and $4,238, respectively.

The Company amortized $4,238 and $49,448 during the six months ended August 31, 2017 and the year ended February 28, 2017, respectively, to amortization of debt discount.

	As of	As of
	31-August-17	28-Feb-17

Debt discount	$58,026	$58,026
Accumulated amortization of debt discount	(58,026)	(53,788)
Debt discount - net	$-	$4,238

Derivative Liabilities

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value.

The following schedule shows the change in fair value of the derivative liabilities during the six months ended August 31, 2017:

Derivative liabilities - February 28, 2017	$9,156
Add fair value at the commitment date for convertible notes issued during the three months	-
Fair value reduction for derivatives due to note conversion	(12,276)
Fair value mark to market adjustment for derivatives	4,362
Derivatives extinguishment due to debt payoff	(1,242)
Derivative liabilities – August 31, 2017	-
Less: current portion	-
Long-term derivative liabilities August 31, 2017	$-

The Company can record the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. During the six months ended August 31, 2017, the Company recorded change in derivatives liability of $4,362 and reduction of derivatives liability of $12,276 due to conversion and derivatives extinguishment of $1,242 due to debt payoff.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions during the three month:

	Commitments	Re-measurement
Assumption	Date	Date
Expected dividends:	0%	0%
Expected volatility:	45%	203.7%~245.3%
Expected term (years):	3	1.39~1.73
Risk free interest rate:	1.22%	1.19%~1.35%

NOTE 6 – RELATED PARTY TRANSACTIONS

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

On August 30, 2017, Mr. Robert Ireland resigned as Secretary/Treasurer of the Company. Additionally, upon his resignation, he surrendered all outstanding equity compensation to the Company and agreed to cancel all outstanding debt of $840 that was owed to him for past compensation.

As at August 31, 2017, the Company had a $322,969 loan outstanding with its CEO, Ms. Yan Li and $-0- with its former treasurer Mr. Ireland. This compares with the outstanding balance of $282,889 for Ms. Yan Li and $840 for Mr. Ireland at February 28, 2017. The loans are non-interest bearing, due upon demand and unsecured.

A related party created a website, that was active beginning in August of 2015, and billed the Company $25,000. The expense of this website will be amortized over 36 months at the rate of $694 per month.

A related party’s company is providing accounting service to the company, at an estimated annual service fee of $16,000.

NOTE 7 – ACCRUED OFFICER COMPENSATION AND STOCK COMPENSATION

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

On August 30, 2017, Mr. Robert Ireland resigned as Secretary/Treasurer of the company. Additionally, upon his resignation, he surrendered all outstanding equity compensation to the company and agreed to cancel all outstanding debt of the Company that was owed to him for past compensation.

On August 30, 2017, Mr. Lei Wang was appointed as the Chief Financial Officer by the company’s Board of Directors. Mr. Wang will be paid stock compensation time to time base on business progress. Mr. Wang was also granted 200,000 shares of restricted common stock at the time of his appointment, which vests immediately. The restricted stock has a value of $2,100 based on stock market price of $0.0105 per share at stock grant date.

On August 30, 2017, Mr. Kecheng Xu was appointed as Secretary/Treasurer by the company’s Board of Directors, effective immediately. Mr. Xu will be paid stock compensation time to time based on business progress. Mr. Xu was granted 50,000 shares of restricted common stock at the time of his appointment. The restricted stock has a value of $525 base on stock market price of $0.0105 per share at stock grant date.

As a result, on August 31, 2017, a total of $409,875 had been accrued as salary compensation payable to the CEO and same amount of $409,875 as debt forgiveness Mr. Robert Ireland compared to $719,250 to the two officers at February 28, 2017. During the six months ended August 31, 2017, a total of $107,625 stock compensation had been recorded for three officers compared to $105,000 for the same period in the prior year to the two officers. 175,000 granted shares valued at $367,500 have been canceled as stock compensation to Mr. Robert Ireland upon his resignation.

NOTE 8 – STOCKHOLDERS EQUITY

During the quarter ended August 31, 2017, convertible debt of $6,600 was converted into 1,627,777 shares of common stock as provided for in the convertible note agreement. Associated with the note conversion, derivatives liability was reduced by $12,276 by August 31, 2017. During the same period, convertible debt of $800 was paid off to the debtholder with 140% interest. Associated with the debt payoff, derivatives liability was reduced by $1,242 by August 31,2017.

During the quarter ended August 31, 2017, a total of 300,000 Shares were issued to three officers as stock compensation. Total value of $107,625 has been recorded for the stock compensation. 175,000 granted shares valued at $367,500 have been canceled as stock compensation to Mr. Robert Ireland upon his resignation.

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

Results of Operations

Revenue

We recognized no revenue in the three and six months ended August 31, 2017 and 2016 as we have not commenced operations as yet.

Operating Expenses

For the three months ended August 31,2017 compared to the three months ended August 31,2016

The major components of our operating expenses for the three months ended August 31, 2017 and 2016 are outlined in the table below:

	Three Months Ended	Three Months Ended
	Aug 31,	Aug 31,
	2017	2016

Officer compensation	$157,875	$155,250
Professional fee	$9,400	$22,657
Office expense	$4,959	$6,019
Web amortization expense	$2,083	$2,083
Investor marketing expense	-	$12,500
Total operating expenses	$174,318	$198,509

The $24,191 decrease in our operating costs for the three months ended August 31, 2017 compared to three months ended August 31, 2016, was mainly due to the $13,257 decrease in professional fees to maintain public status and a $12,500 decrease in investor marketing expense.

For the six months ended August 31,2017 compared to the three months ended August 31,2016

The major components of our operating expenses for the six months ended August 31, 2017 and 2016 are outlined in the table below:

	Six Months Ended	Six Months Ended
	Aug 31,	Aug 31,
	2017	2016

Officer compensation	$313,125	$310,500
Transfer agent	$3,011	$4,609
Edgar filing fees	$1,605	$4,364
OTC Filing fees	$5,000	$2,813
Office expense	$8,514	$13,811
Web Amortization expense	$4,167	$4,167
Legal fees	$2,500	$3,281
Accounting fees	$17,000	$15,850
Investor Marketing expense		$12,500
Total operating expenses	$354,922	$371,894

The $16,972 decrease in our operating costs for the six months ended August 31, 2017 compared to six months ended August 31, 2016, was mainly due to the $12,500 decrease in investor marketing expense, and $5,297 decrease in office expense.

Other Expenses

Other expenses decreased to $520 gain for the three months ended August 31, 2017, from $7,335 for the three months ended August 31, 2016. Other expenses consisted primarily of $32,894 decrease in debt discount amortization expense and offset by $24,719 change in derivatives liability .

Other expenses decreased to $7,678 for the six months ended August 31, 2017, from $12,925 for the six months ended August 31, 2016. Other expenses consisted primarily of $33,920 in debt discount amortization expense and offset by $28,353 of change in derivatives liability.

The debt discount amortization decrease is due to conversion from a convertible promissory note issued on December 9, 2015

Net Loss

For the three months ended August 31, 2017, we recognized a net loss of $173,798 compared to the net loss of $205,843 for the corresponding period in 2016.

For the six months ended August 31, 2017, we recognized a net loss of $362,600 compared to the net loss of $384,819 for the corresponding period in 2016.

Liquidity and Capital Resources

Working Capital

	August 31, 2017	February 28, 2017
Current Assets	$11,595	$10,841
Current Liabilities	$732,843	$1003,554
Working Capital Deficit	$(721,248)	$(992,713)

As of August 31, 2017, the Company had current assets, comprising of cash of $8,407 and prepaid expenses of $3,188, and current liabilities of $732,843, resulting in a working capital deficit of $721,248. The Company had no profitable trading activities and has an accumulated deficit of $2,884,141 as at August 31, 2017. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Cash Flows from Operating Activities

Our net cash used in operating activities decreased by $28,808 in the six months ended August 31, 2017 compared to the net cash used in operating activities in the six months ended August 31, 2016, representing an decrease of 45%. The decrease in net cash used in operating activities was primarily the result of a $12,500 decrease in investor in marketing expense and 5,297 decrease in office expense.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the three months ended August 31, 2017 or 2016.

Cash Flows from Financing Activities

Our cash provided by financing activities decreased from $58,631 for the six months ended August 31, 2016 to $39,279 for the six months ended August 31, 2017. In both periods, cash was provided by way of loans from related parties.

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

Off Balance Sheet Arrangements

As of August 31, 2017, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

JUBILANT FLAME INTERNATIONAL LTD

Date: October 12, 2017	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: October 12, 2017	By:	/s/ Lei Wang
Lei Wang
Chief Financial Officer and Director

