Form 10-Q
period 2017-11-30
Jubilant Flame International, Ltd
filed 2018-01-10
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

As of January 9, 2018, there are 18,385,708 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company” and the “Registrant” refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL LTD

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE THREE AND NINE MONTH PERIODS ENDED NOVEMBER 30, 2017 AND 2016

JUBILANT FLAME INTERNATIONAL, LTD
Balance Sheets
(Unaudited)

	November 30,	February 28,
	2017	2017
ASSETS

Current assets
Cash	$7,394	$3,653
Prepaid expenses	10,000	7,188
Total current assets	17,394	10,841

Other assets
Security deposit	2,000	2,000
Website net of $19,444 and $13,194 of amortization, respectively	5,556	11,806
Total other assets	7,556	13,806

Total Assets	$24,950	$24,647

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$-	$575
Accrued officer compensation	435,000	719,250
Loan payable - related parties	420,488	283,729
Total current liabilities	855,488	1,003,554

Convertible note net of debt discount of $0 and $4,238, respectively	-	3,162
Derivative liability	-	9,156
Total Liabilities	855,488	1,015,873

Stockholders' Deficit
Common stock, $0.001 par value per share
75,000,000 shares authorized; 18,385,708 and
16,557,931 shares issued and outstanding, respectively	18,386	16,558
Additional paid in capital	2,206,645	1,513,757
Accumulated deficit	(3,055,570)	(2,521,541)
Total Stockholders' Deficit	(830,538)	(991,226)

Total Liabilities and Stockholders' Deficit	$24,950	$24,647

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD
Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2017	2016	2017	2016

Operating Expenses:
General and administrative	$171,429	$181,705	$526,351	$553,599
Total operating expenses	171,429	181,705	526,351	553,599

Loss from operations	(171,429)	(181,705)	(526,351)	(553,599)

Other income (expense):
Change and gain in derivatives liability	-	21,827	(3,120)	3,407
Debt discount amortization expense	-	(8,223)	(4,238)	(46,382)
Interest expense	-		(320)
Other income (expense) net	-	(30,050)	(7,678)	(42,975)
Income (loss) from continuing operations before provision for income taxes	(171,429)	(211,755)	(534,028)	(596,574)
Provision for income tax:	-	-	-	-
Net income( loss)	$(171,429)	$(211,755)	$(534,028)	$(596,574)

Net loss per share
(Basic and fully diluted)	$(0.01)	$(0.02)	$(0.03)	$(0.06)

Weighted average number of common shares outstanding	18,360,983	13,125,872	18,233,937	10,345,963

The accompanying notes are an integral part of the audited financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

Statements of Changes in Stockholders' Deficit

(Unaudited)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	Deficit

Balances at February 28, 2017	16,557,931	$16,558	$1,513,757	$(2,521,541)	$(991,226)
Issued stock associated with convertible note conversion	1,627,777	1,628	4,972		6,600
Derivative liability reduction associate with note conversion			12,276		12,276
Officer accrued compensation forgiven upon resignation			410,715		410,715
Officer shares cancelled upon resignation	(175,000)	(175)	175		-
Shares issued for stock compensation	375,000	375	264,750		265,125
Net loss for the period				(534,028)	(534,028)
Balances at November 30, 2017	18,385,708	$18,386	$2,206,645	$(3,055,570)	$(830,538)

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD
Statements of Cash Flows
(Unaudited)

	For the nine months ended November 30,
	2017	2016
Cash Flows From Operating Activities:
Net income (loss)	$(534,028)	$(596,574)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Website amortization	6,250	6,249
Debt discount amortization	4,238	46,382
Change in derivatives liability	4,362	(3,407)
Derivatives extinguishment gain	(1,242)	-
Stock compensation	265,125	315,700
Changes in Current Assets and Liabilities:
Prepaid expense	(2,812)	4,375
Accounts payable	(575)	(9,494)
Accrued officer's compensation	125,625	150,750
Net cash provided by (used for) operating activities	(133,057)	(94,769)

Cash Flows From Financing Activities:
Net proceeds from related party loans	137,598	98,937
Debt payments	(800)	-
Net cash provided by (used for) financing activities	136,798	98,937
Net Increase (Decrease) In Cash	3,741	(4,169)

Cash At The Beginning Of The Period	3,653	4,998
Cash At The End Of The Period	$7,394	$9,167

Schedule of Non-Cash Investing and Financing Activities
Convertible note reduction from note conversions	$(6,600)	$(48,800)
Derivative liability reduction with note conversions	$(12,276)	$(66,643)
Officer debt forgiveness and shares cancelled	$(410,890)	$(49,000)

Supplemental Disclosure
Cash paid for interest	$320	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31,2017 AND 2016

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

Since third quarter of 2017, the company has been planning to sale Acropass series cosmetic products in USA market, and hired a marketing company to take promotion campaign for related products.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Interim Financial Information

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of November 30, 2017, results of operations, changes in stockholders' equity (deficit) and cash flows for the nine month periods ended November 30, 2017 and 2016, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at November 30, 2017 the Company had current assets of $17,394, and current liabilities total $855,488 resulting in a working capital deficit of $838,095. The Company currently has no profitable trading activities and has an accumulated deficit of $3,055,570 as at November 30, 2017. This raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSE

The Company is paying an annual fee for its OTC Markets service. The service period is from December 1, 2017 to November 30, 2018. The service charge is recorded as a prepaid expense and amortized using straight line amortization over the service period. The prepaid expense balance is $10,000 as of November 30, 2017.

NOTE 5 – CONVERTIBLE DEBT

On December 9, 2015, the Company issued a convertible note of $60,000 which was determined to contain embedded conversion features required to be bifurcated from the host contract and reported at fair value. During the second quarter ended at August 31, 2017, the company paid off the remaining outstanding note balance in full plus 140% interest. As a result, the convertible note balance net of discount amortization as of November 30, 2017 was zero.

The holder of the convertible note converted $52,600 and $6,600 of principal into 4,079,360 and 1,627,777 common shares during the year end February, 2017 and nine month end November 30, 2017 respectively. The following is a summary of the debt conversions:

Date	Principle Converted	Shares issued	Conversion Price

30-Jun-16	$15,000	113,636	0.132
12-Jul-16	15,000	357,142	0.042
15-Aug-16	5,700	452,380	0.0126
24-Aug-16	3,100	469,696	0.0066
7-Sep-16	2,400	500,000	0.0048
20-Sep-16	2,400	500,000	0.0048
22-Sep-16	2,600	541,666	0.0048
28-Sep-16	2,600	541,666	0.0048
15-Dec-16	$3,800	603,174	0.0063
Total year ended 2-28-17	$52,600	4,079,360
16-Mar-17	2,900	805,555	0.0036
7-Apr-17	3,700	822,222	0.0045
Total period ended 9-30-2017	$6,600	1,627,777

The following is the summary of outstanding convertible note balances

Description	Nov 30, 2017	Feb 28, 2017
One convertible promissory note in the amount of $60,000, with maturity date of December 9, 2018, bearing interest 0% per annum, convertible into common stock at conversion prices equal to 60% of the lowest price in the prior 20 trading days. The Company	$800	$7,400
Less: debt discount	-	(4,238)
Less: debt payoff	(800)	-
Total	-	3,162
Less: current portion	-	-
Long-term convertible debt, net	$-	$3,162

Debt Discount

During the nine months ended November 30, 2017 and the year ended February 28, 2017, the Company recorded debt discounts totaling $-0- and $4,238, respectively.

The Company amortized $4,238 and $49,448 during the nine months ended November 30, 2017 and the year ended February 28, 2017, respectively, to amortization of debt discount.

	As of	As of
	30-Nov-17	28-Feb-17

Debt discount	$58,026	$58,026
Accumulated amortization of debt discount	(58,026)	(53,788)
Debt discount - net	$-	$4,238

Derivative Liabilities

The following schedule shows the fair value of the derivative liabilities during the nine month periods ended November 30, 2017 and year end February 28, 2017:

As of nine month period ended November 30, 2017:

Derivative liabilities - February 28, 2017	$9,156
Add fair value at the commitment date for convertible notes issued during the three months	-
Fair value reduction for derivatives due to note conversion	(12,276)
Fair value mark to market adjustment for derivatives	4,362
Derivatives extinguishment due to debt payoff	(1,242)
Derivative liabilities – November 30, 2017	-
Less: current portion	-
Long-term derivative liabilities November 30, 2017	$-

As of year ended February 28, 2017

Derivative liabilities - February 28, 2016	$83,049
Add fair value at the commitment date for convertible notes issued during year end February 28, 2017	-
Fair value reduction for derivatives due to note conversion	(76,387)
Fair value mark to market adjustment for derivatives	2,494
Derivative liabilities – February 28, 2017	9,156
Less: current portion	-
Long-term derivative liabilities February 28, 2017	$9,156

During the nine months ended November 30, 2017, the Company recorded change in derivatives liability of $4,362 and reduction of derivatives liability of $12,276 due to conversion and derivatives extinguishment of $1,242 due to debt payoff. During the nine months ended November 30, 2016, the Company recorded change in derivatives liability of $3,407 and reduction of derivatives liability of $66,643 due to conversion .

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following assumptions during the three-month period ended November 30, 2017:

	Commitment	Re-measurement
Assumption	Date	Date
Expected dividends:	0%	0%
Expected volatility:	45%	203.7%~245.3%
Expected term (years):	3	1.39~1.73
Risk free interest rate:	1.22%	1.19%~1.35%

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

On August 30, 2017, Mr. Robert Ireland resigned as Secretary/Treasurer of the company. Additionally, upon his resignation, he surrendered all outstanding equity compensation to the company and agreed to cancel all outstanding debt of $840 of the company that was owed to him for past compensation.

As at November 30, 2017, the Company had a $420,488 loan outstanding with its CEO, Ms. Yan Li and $-0- with its former treasurer Mr. Ireland. This compares with the outstanding balance of $282,889 for Ms. Yan Li and $840 for Mr. Ireland at February 28, 2017. The loans are non-interest bearing, due upon demand and unsecured.

A related party created a website, that was active beginning in August of 2015, and billed the Company $25,000. The expense of this website is being amortized over 36 months at the rate of $694 per month.

A related party is providing accounting service to the company, at an estimated annual service fee of $16,000.

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

On August 30, 2017, Mr. Robert Ireland resigned as Secretary/Treasurer of the company. Additionally, upon his resignation, he surrendered all outstanding equity compensation to the company and agreed to cancel all outstanding debt of the company that was owed to him for past compensation in the amount of $409,875.

As of November 30, 2017, $435,000 is reflected as accrued compensation payable to Ms. Yan Li and as of February 28, 2017 $359,625 was reflected as accrued compensation to each officer for a total accrual of $719,250.

NOTE 8 – STOCKHOLDERS EQUITY

During the quarter ended August 31, 2017, convertible debt of $6,600 was converted into 1,627,777 shares of common stock as provided for in the convertible note agreement. Associated with the note conversion, derivative liability was reduced by $12,276 at August 31, 2017.

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

For the nine-month periods ended November 30, 2017 and 2016, a total of $262,500 and $315,000, respectively has been recorded as share based compensation to Yan Li and Robert Ireland for 50,000 and 75,000 shares, respectively based on their December 2015 employment agreements.

During the nine-month period ended November 30, 2017, 175,000 granted shares valued at $367,500 have been canceled as stock compensation to Mr. Robert Ireland upon his resignation with the par value of $175 reducing the balance of common stock outstanding.

NOTE 9 – SUBSEQUENT EVENT

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

The company began to marketing and sale Acropass series cosmetic products in USA market from the December 2017. The company is purchasing the products from a common owner control company in china and promoting sales through Amazon in USA market.

Results of Operations

Revenue

We recognized no revenue in the three and nine months ended November 30, 2017 and 2016 as we have not commenced operations as yet.

Operating Expenses

For the three months ended November 30,2017 compared to the three months ended November 30,2016

The major components of our operating expenses for the three months ended November 30, 2017 and 2016 are outlined in the table below:

	Three Months Ended	Three Months Ended
	Nov 30,	Nov 30,
	2017	2016

Officer compensation	$77,625	$155,950
Professional fee	88,379	13,800
Rent	-	6,000
Office expense	1,154	1,059
Web Amortization expense	2,083	2,083
OTC Filing fees	2,188	2,813
Total operating expenses	$171,429	$181,705

The $10,276 decrease in our operating costs for the three months ended November 30, 2017 compared to three months ended November 30, 2016, was mainly due to the $78,325 decrease in officer compensation offset with $74,578 increase in professional expense of marketing and decrease of $6,000 in rent expense.

For the nine months ended November 30,2017 compared to the nine months ended November 30,2016

The major components of our operating expenses for the nine months ended November 30, 2017 and 2016 are outlined in the table below:

	Nine Months Ended	Nine Months Ended
	Nov 30,	Nov 30,
	2017	2016

Officer compensation	$390,750	$467,040
Transfer agent	4,867	6,142
Edgar filing fees	2,346	5,097
OTC service fees	7,188	5,625
Rent	6,000	18,000
Office expense	3,668	2,280
Web Amortization expense	6,250	6,250
Legal fees	3,760	3,281
Accounting fees	24,025	27,384
Marketing expense	77,497	12,500
Total operating expenses	$526,351	$553,599

The $27,248 decrease in our operating costs for the nine months ended November 30, 2017 compared to nine months ended November 30, 2016, was mainly due to $76,290 decrease of officer compensation offset with $64,997 increase of marketing expense, and the $12,000 decrease in rent expense.

Other Expenses

Other expenses decreased to zero for the three months ended November 30, 2017, from $30,050 for the three months ended November 30, 2016. Other expenses consisted primarily of $21,827 decrease in change and gain in derivatives liability and $8,223 in debt discount amortization expense.

Other expenses decreased to $7,678 for the nine months ended November 30, 2017, from $42,975 for the nine months ended November 30, 2016. Other expenses consisted primarily of $46,382 in debt discount amortization expense and offset by $3,407 of change in derivatives liability.

The debt discount amortization decrease is due to conversion from a convertible promissory note issued on December 9, 2015.

Net Loss

For the three months ended November 30, 2017, we recognized a net loss of $171,429 compared to the net loss of $211,755 for the corresponding period in 2016.

For the nine months ended November 30, 2017, we recognized a net loss of $534,028 compared to the net loss of $596,574 for the corresponding period in 2016.

Liquidity and Capital Resources

Working Capital

	November 30, 2017	February 28, 2017

Current Assets	$17,394	$10,841
Current Liabilities	$855,488	$1003,554
Working Capital Deficit	$(838,095)	$(992,713)

As of November 30, 2017, the Company had current assets, comprising of cash of $7,394 and prepaid expenses of $10,000, and current liabilities of $855,488, resulting in a working capital deficit of $838,095. The Company had no profitable trading activities and has an accumulated deficit of $3,055,570 as at November 30, 2017. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Cash Flows from Operating Activities

Our net cash used in operating activities increased by $38,289 in the nine months ended November 30, 2017 compared to the net cash used in operating activities in the nine months ended November 30, 2016, representing an increase of 40%. The increase in net cash used in operating activities was primarily the result of a $64,997 increase in marketing expense and $12,000 decrease in rent expense.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the nine months ended November 30, 2017 or 2016.

Cash Flows from Financing Activities

Our cash provided by financing activities increased from $98,937 for the nine months ended November 30, 2016 to $136,798 for the nine months ended November 30, 2017. In both periods, cash was provided by way of loans from related parties.

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

Off Balance Sheet Arrangements

As of November 30, 2017, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three months ended November 30, 2017, and currently we are not involved in any pending litigation or legal proceedings.

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

JUBILANT FLAME INTERNATIONAL LTD

Date: January 9, 2018	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: January 9, 2018	By:	/s/ Lei Wang
Lei Wang
Chief Financial Officer and Director

