Form 10-K
period 2018-02-28
Jubilant Flame International, Ltd
filed 2018-05-18
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-173456

JUBILANT FLAME INTERNATIONAL, LTD.
(Exact name of Registrant as specified in its charter)

Nevada

(State of other jurisdiction of incorporation or organization)

2293 Hong Qiao Rd, Shanghai China, 200336

(Address of principal executive offices, including zip code)

+86 21 64748888

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There was no active public trading market for the common stock. Based on recorded trades as of August 31, 2017, the aggregate market value of 12,043,993 common stock held by non-affiliates was $234,858.

As of May 17, 2018, there are 18,410,708 shares of common stock issued and outstanding.

JUBILANT FLAME INTERNATIONAL, LTD.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	the uncertainty of profitability based upon our history of losses;

•	risks related to start up operations and implementing our business plan;

•	risks related to inventory management and limited revenue

•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

•	risks related to our international operations and currency exchange fluctuations; and

•	other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, the “Company”, the ‘‘Registrant”, and “Jubilant Flame” mean Jubilant Flame International, LTD. unless otherwise indicated.

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

Previously, the Company was engaged in the business of developing and marketing medical products, including Bone-Induction Artificial Bone and Vacuum Sealing Drainage under a license from BioMark. Starting the fourth quarter of fiscal year ended February 28, 2018, the Company has started a new line of business to promote and sell a new cosmetics product “Acropass” series in United States.

The Company purchases the Acropass inventory from Rubyfield Holdings Limited, a Chinese company owned by the CEO of the Company (“Rubyfield”). Under a Resale Agreement between the Company and Rubyfield, the Company agrees to purchase Acropass products from Rubyfield. In addition to selling the Acropass products to the Company, Rubyfield agrees to provide training to Company personnel regarding the Acropass products and provide promotional material to the Company. The Resale Agreement expires on December 31, 2019 and the Company has the right to renew the agreement upon its expiration.

The Company also has a Master Service Agreement (the “MSA”) with a third party (“Manager”). Pursuant to MSA, the Manager agrees to provide branding services, social media management services, ad campaign services, and manage and operate the Company’s online shopping platform in the United States and the Company’s Amazon account with respect to the sales of the Acropass products the Company has purchased from Rubyfield.

Principal Products and Market

Currently, the Company purchases two Acropass products for resale in the United States from Rubyfield – Acropass Trouble Care for acne treatment and Acropass Ageless Lifter for wrinkle treatment (collectively, “Acropass Products”). The Acropass Products are made of hydrocolloid patches with dissolving microstructures. The microstructures contain hyaluronic acid and epidermal growth factor. Hyaluronic Acid is a natural moisturizing agent that delivers nutrients to skin cells and blocks water evaporation from the skin, enabling the skin to maintain adequate amounts of water. EGF protects the skin’s innate natural growth and robustness by preventing the appearance of skin aging and sagging. Both ingredients work together to improve the appearance of skin elasticity and reduces the appearance of wrinkles and acne.

The customer applies Acropass Products by putting the patch on the targeted area and press down the patch to skin. The dissolving microstructures that are tiny processes about ¼ the thickness of human hair and can penetrate in-between skin membranes and pass through the horny layer (stratum corneum). The microstructures dissolve in the skin and deliver the ingredient to the skin. Upon application, the microstructures are completely dissolved and absorbed into the skin, and produce anti-aging and acne soothing effects.

Acropass Ageless Lifters can be applied to any areas on the face and the Company offers special patches to be used under the eyes, on the laugh lines or as spot treatments. Acropass Trouble Care are small round patches to be used on the acne.

The Company does not manufacture the Acropass Products and purchases the Acropass Products directly from Rubyfield for resale.

The Company’s current target customers are individuals who have acne or aging concerns in the United States.

Marketing and Distribution Methods

We do not have any brick-and-mortar stores and sells the Acropass Products directly to our customers on our own website or via Amazon. We hire the Manager to manage the sales and distribution of our products, but we do not engage any distributors to distribute our products. Based on our sales and inventories, we order additional inventory from Rubyfield under the Resale Agreement. Rubyfield will then ship the inventory from China to the Manager in the United States and the Manager will fulfill our customers’ orders on the website and via Amazon.

Because we are essentially an online business, we directly target our customers by promoting our products on our website or via social media, internet advertisement and media reviews. On our products shopping website, http://www.acropass-shop.com/, we have detailed product descriptions, promotional videos and photos to educate our customers about our products and address potential concerns and questions from our customers. In the future, we are also planning to start a blog on our website to raise awareness of skincare and promote our products.

In addition to our website, we also utilize social medical platforms to market our products. Currently, we have established a Facebook account that allows us to promote our products and interact with our existing and potential customers. Our customers can follow our posts, watch product videos, write reviews on our products and interact with other customers who are also interested in Acropass Products. We also have presence on Instagram and Twitter and regularly launch social media campaign on different platforms. Previously we have conducted raffle giveaways and have given out limited time promotional code to allow our followers to try our products at a discounted price. In the future, we plan to work with social media influencers and digital media to review and market our products via the influencer’s social media account.

We are planning to launch internet advertisement campaign on Facebook and Google. We closely monitor our performance analysis and metrics report on weekly basis to optimize the most effective ads and channels to market our products on the internet.

Competition

The skin care business in the United States is very competitive. Brand recognition, quality of products, packaging, ingredients, celebrity effects and price are some of the many factors that impact consumers’ choices among competing products and brands. Marketing, promotion, merchandising, branding, and positive customer and media review have a significant impact on consumers’ buying decisions. We compete against a number of companies, most of which have substantially greater resources than we do.

Our principal competitors consist of well-known, multinational manufacturers and marketers of skin care products, most of which design, manufacture, market and sell their products under multiple brand names. We also face competition from smaller independent brands, skincare specialty websites, as well as some retailers, medical offices and spas that have developed their own skin care products. As Asian beauty products become popular in the United States, we also face competition from other imported Asian beauty products sold at local specialty stores or online.

We believe the Acropass Product is unique in the anti-aging and acne treatment market. Our products deliver effective treatment without any risk of skin damage. Our products are designed as a patch that’s quick and easy to use and our customers can use the product at home without any supervision from the professionals. Acropass Products penetrates deeper into the skin compare to other hyaluronic acid serums on the market, many of which were exclusively designed for under-eye use – while Ageless Lifter can be applied at anytime, and anywhere on the face where anti-aging or effects are desired. Users have shared that they experienced satisfying anti-aging effects after eight uses, with results lasting up to a month after terminating use. Our users also include younger population because our product helps younger users maintain smoother skin longer and diminish the appearance of acne. Unlike injections, it’s a painless anti-aging solution, and a non-invasive alternative to Micro-Needling, delivering the benefits of improved skin elasticity and miniaturization in a non-invasive way. We believe that by word-of-mouth, internet and social media platform marketing, we will gain recognition among our targeted customers.

Principal Supplier

Rubyfield is the principal and sole supplier of the Company’s Acropass Products. The Company entered into a Resale Agreement with Rubyfield, pursuant to which the Company agrees to purchase Acropass Products from Rubyfield. The Resale Agreement expires on December 31, 2019 and the Company has the right to renew the agreement upon the expiration. The Resale Agreement cannot be terminated prior to the expiration date unless the termination is upon the consent by both parties in a force majeure event.

Intellectual Property

Through a Resale Agreement with Rubyfield, the Company has the rights to distribute Acropass Products in the United States. The Company does not own any intellectual property nor did the Company enter into any license arrangement with Raphas or Rubyfield with respect to Acropass Products or their intellectual property.

In addition to the promotional material provided by Rubyfield under the Resale Agreement, the Company has created promotional material related to Acropass Products, including videos, photographs and marketing material. The Company owns the intellectual property rights to such promotional material.

Government Regulation

We do not need governmental approval to market and distribute our products in the United States but our products are regulated by the Federal Food, Drug, and Cosmetic Act (FD&C Act) and the Fair Packaging and Labeling Act (FPLA) because they are considered cosmetics. FDA regulates cosmetics under the authority of these laws. Our products registered in the FDA volunteer registration program.

The FD&C Act defines cosmetics by their intended use, as “articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body...for cleansing, beautifying, promoting attractiveness, or altering the appearance” (FD&C Act, sec. 201(i)). The FD&C Act prohibits the marketing of adulterated or misbranded cosmetics in interstate commerce. “Adulteration” refers to violations involving product composition--whether they result from ingredients, contaminants, processing, packaging, or shipping and handling. “Misbranding” refers to violations involving improperly labeled or deceptively packaged products. Under the FD&C Act, a product also may be misbranded due to failure to provide material facts. This means, for example, any directions for safe use and warning statements needed to ensure a product’s safe use.

In addition, under the authority of the FPLA, FDA requires a list of ingredients for cosmetics marketed on a retail basis to consumers (Title 21, Code of Federal Regulations. Cosmetics that fail to comply with the FPLA are considered misbranded under the FD&C Act. This requirement does not apply to cosmetics distributed solely for professional use, institutional use (such as in schools or the workplace), or as free samples.

FDA can take action against cosmetics on the market that are in violation of these laws, as well as companies and individuals who market such products.

FDA’s legal authority over cosmetics is different from their authority over other medical products they regulate. Under the law, cosmetic products and ingredients do not need FDA premarket approval, with the exception of color additives. However, FDA can pursue enforcement action against products on the market that are not in compliance with the law, or against firms or individuals who violate the law.

We follow best practices guidelines to comply with all regulatory requirements.

Research and Development

The Company has not conducted any research and development activities related to Acropass Products.

Employees

Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth. Currently, we have three employees. In the future, when our business plans require, we will add additional staff who may be full or part time employees or consultants.

Reports to Securities Holders

We prepare an annual report that includes audited financial information. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K current reports and proxy materials and other information from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

1A RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2 PROPERTIES

We do not own any real property. Our business is presently operated from office provided by our CEO, Ms. Yan Li at 2293 Hong Qiao Rd, Shanghai China, 200336, without paying any rent.

ITEM 3 LEGAL PROCEEDINGS

Currently, the Company is not involved in any pending litigation or legal proceeding.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTCQB Bulletin Board under the symbol “JFIL”. Because we are quoted on the OTCQB Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. Although there is trading in our common stock from time to time, there is no established market for our common stock. In the past year, it has traded the price per share has been in the $0.01 to $0.04 range. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transaction values.

Holders

As of February 28, 2018, there were 40 total record holders of 18,410,708 shares of the Company’s common stock. We believe we have additional shareholders who hold their shares on a beneficial basis in “street name.”

Dividends

The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the intention of management to utilize all available funds for the development of the Company’s business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recentsales of unregistered security

Between December 2015 and February 28, 2018, the Company issued 225,000 shares of common stock to its CEO, Ms. Yan Li, under her employment agreement, 250,000 shares to its current CFO, Mr. Lei Wang, and 50,000 shares to its current Secretary/Treasurer, Mr. Kecheng Xu, for compensation purposes. The issuance of shares to officers were made in reliance upon the exemption from securities registration afforded by Section 4(2) of the 1933 Act. (See Item 11 – Executive Compensation – Employment Agreements and Related Transactions.)

On October 27, 2016, the Company issued an aggregate of 3,500,000 shares of common stock to repay advances in the aggregate amount of $49,000 made by its Chief Executive Officer and President, to the Company. The issuance of shares was made in reliance upon the exemption from securities registration afforded by Section 4(2) of the 1933 Act. (See Item 13 - Certain Relationships and Related Transactions, and Director Independence.)

On August 30, 2017, 175,000 granted shares have been canceled as stock compensation to the Company’s former treasurer Mr. Robert Ireland upon his resignation.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended February 28, 2018 and 2017.

ITEM 6 SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Results of Operations

Sales

From last quarter of the fiscal year ended February 28, 2018, we started to promote and sell our new cosmetic products in the United States market. We purchase the Acropass Products from an affiliated company in China under a Resale Agreement. We recognized $5,103 and $0 revenues during the fiscal years ended February 28, 2018 and 2017 respectively.

Advertising expense

To promote our new cosmetics products, Acropass series, in the United States market, we entered a contract with a third party to run a marketing campaign and manage the sales of the products. We incurred a total of $44,472 in marketing expenses for the year ended February 28, 2018.

Cost and operating expense

The major components of our expenses for the fiscal years ended February 28, 2018 and 2017 are outlined in the table below:

	Fiscal Year Ended	Fiscal Year Ended
	February 28,	February 28,
	2018	2017

Cost goods sold	1,474	-
Selling expense	5,046	-
Officer compensation	468,375	621,700
Amortization expense	8,333	8,333
Transfer agent	6,642	9,303
Edgar filing fees	3,096	5,830
OTC Filing fees	9,688	8,438
Office expense	3,764	2,884
Rent	6,000	24,000
Investor marketing expense	-	12,500
Legal fees	3,760	3,281
Accounting fees	31,025	32,884
Campaign marketing expense	44,472	-
Total cost and operating expenses	591,675	729,153

Our cost and operating expenses decreased $137,478 for the year ended February 28, 2018, compared to the fiscal year ended February 28, 2017. The decrease was mainly due to $153,325 decrease in officer compensation. We have also incurred a new expense of $44,472 related to campaign marketing expenses in 2018.

Other Expenses

Other expenses decreased to $7,678 for the year ended February 28, 2018, from $51,942 for the year ended February 28, 2017. The decrease in was mainly due to the payoff of convertible notes during the year ended February 28, 2018.

Net Loss

During the years ended February 28, 2018 and 2017, the Company realized a net loss of $594,249 and $781,094, respectively.

Liquidity and Capital Resources

Working Capital	As of February 28, 2018	As of February 28, 2017

Current Assets	$22,064	$10,841
Current Liabilities	$863,795	$1,003,554
Working Capital Deficit	$(841,731)	$(992,713)

The decrease in the Company’s working capital deficit between the fiscal years ended February 28, 2018 and 2017 was mainly due to the decrease in accrued officer compensation for the officer who resigned during the fiscal year ended February 28, 2018.

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Year Ended February 28, 2018	Year Ended February 28, 2017
Cash used in operating activities	$(102,756)	$(109,601)
Cash used in investing activities	$-	$-
Cash provided by financing activities	$107,139	$108,256
Net increase (decrease) in cash	$4,383	$(1,345)

Cash Flows from Operating Activities

During the fiscal year ended February 28, 2018, we used $102,757 in operating activities compared to $109,601 during the fiscal year ended February 28, 2017.

During the fiscal year ended February 28, 2018, we incurred a net loss of $594,249, which was partially reduced for cash flow purposes by an increase of $150,750 in accrued officer compensation, and $317,625 in stock compensation.

During the fiscal year ended February 28, 2017, we incurred a net loss of $781,094, which was partially reduced for cash flow purposes by an increase of $201,000 in accrued officer compensation, and $420,700 in stock compensation as well as the non-cash debt discount amortization expense totaling $49,447.

Cash Flows from Investing Activities

We did not spend funds in investing activities during the year ended February 28, 2018 and 2017.

Cash Flows from Financing Activities

During the year ended February 28, 2018, we generated $107,139 in financing activities compared to $108,256 during the year ended February 28, 2017.

During the year ended February 28, 2018, we received $107,939 by way of a loan payable to a related party compared to $108,256 received by way of a loan payable to a related party during the year ended February 28, 2017.

Going Concern

The audit report of the Company’s independent registered accounting firm includes a matter of emphasis related to our ability to continue as a going concern.

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

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE YEARS ENDED FEBRUARY 28, 2018 AND FEBRUARY 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of

Jubilant Flame International, Ltd.

Shanghai, China

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Jubilant Flame International, Ltd. (the “Company”) as of February 28, 2018 and 2017, and the related statements of operations, stockholders’ deficit and cash flows for the years in the two-year period ended February 28, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform an audit to obtain reasonable assurance that the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to ontain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Matter of Emphasis

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

We have served as the Company’s auditor since 2017

Houston, TX

May 17, 2018

JUBILANT FLAME INTERNATIONAL, LTD

BALANCE SHEETS

FEBRUARY 28, 2018 AND 2017

	February 28,	February 28,
	2018	2017
ASSETS

Current assets
Cash	$8,036	$3,653
Account receivable	594	-
Inventory	5,933	-
Prepaid expenses	7,500	7,188
Total current assets	22,063	10,841

Other assets
Security deposit	-	2,000
Website net of $21,527 and $13,194 of amortization respectively	3,473	11,806
	3,473	13,806

Total Assets	$25,536	$24,647

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$-	$576
Due to related party	12,842
Accrued officer compensation	460,125	719,250
Loan payable - related parties	390,828	283,729
Total current liabilities	863,795	1,003,555

Convertible note net of debt discount of 0 and $4,238, respectively	-	3,162
Derivative liability	-	9,156

Total Liabilities	863,795	1,015,873

Stockholders’ Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 18,410,708 and 16,557,931 shares issued and outstanding respectively	18,411	16,558
Additional paid in capital	2,259,120	1,513,757
Accumulated deficit	(3,115,790)	(2,521,541)
Total Stockholders’ Deficit	(838,259)	(991,226)

Total Liabilities and Stockholders’ Deficit	$25,536	$24,647

The accompanying Notes are an Integral Part of these Financial Statements

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28, 2018 AND 2017

	Year Ended	Year Ended
	February 28,	February 28,
	2018	2017

Sales of goods	$5,103	$-
Total sales	5,103	-
Cost and Operating Expenses:
Cost of goods sold	1,473	-
Operating, selling, general and administrative	590,201	729,153
Total operating expenses	591,674	729,153

Loss from operations	(586,571)	(729,153)

Other expense
Change and gain in derivatives liability	(3,120)	(2,494)
Debt discount amortization expense	(4,238)	(49,447)
Interest expense	(320)	-
Total other expense	(7,678)	(51,941)

Loss from continuing operations before provision for income taxes	(594,249)	(781,094)

Provision for income tax:	-	-

Net loss	$(594,249)	$(781,094)

Net loss per share
(Basic and fully diluted)	$(0.03)	$(0.07)

Weighted average number of common shares outstanding	18,271,429	11,870,541

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 28, 2018 AND 2017

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at February 29, 2016	8,678,571	$8,679	$922,949	$(1,740,447)	$(808,819)

Issued stock associated with convertible note conversion	4,079,360	4,079	48,521		52,600

Derivative liability reduction associated with note conversion			76,387		76,387

Shares issued for stock compensation	300,000	300	420,400		420,700

Shares issued to settle loan and accrued liability	3,500,000	3,500	45,500		49,000

Net loss for the period				(781,094)	(781,094)

Balances at February 28, 2017	16,557,931	16,558	1,513,757	(2,521,541)	(991,226)

Issued stock associated with convertible note conversion	1,627,777	1,628	4,972		6,600

Derivative liability reduction associated with note conversion			12,276		12,276

Officer accrued compensation forgiven upon resignation			410,715		410,715

Officer shares cancelled upon resignation	(175,000)	(175)	175		-

Shares issued for stock compensation	400,000	400	317,225		317,625

Net loss for the period				(594,249)	(594,249)

Balances at February 28, 2018	18,410,708	$18,411	$2,259,120	$(3,115,790)	$(838,259)

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED FEBRUARY 28, 2018 AND 2017

	Year Ended	Year Ended
	February 28, 2018	February 28, 2017
Cash flows from operating activities
Net loss	$(594,249)	$(781,094)
Adjustments to reconcile net loss to net cash used in operating activities
Website amortization	8,333	8,332
Debt discount amortization	4,238	49,447
Change in derivative liability	4,363	2,494
Derivatives extinguishment gain due to debt payoff	(1,242)
Issued stock compensation	317,625	420,700
Changes in Current Assets and Liabilities
Account receivable	(596)	-
Inventory	(5,933)	-
Prepaid expense	(312)	(1,563)
Security deposit	2,000	-
Accounts payable and accrued liabilities	12,267	(8,918)
Accrued officer’s compensation	150,750	201,000
Net cash used in operating activities	(102,756)	(109,601)

Cash flows from financing activities
Net proceeds from related party loans	107,939	108,256
Debt payment	(800)	-
Net cash provided by financing activities	107,139	108,256

Net Increase (Decrease) In Cash	4,383	(1,345)

Cash at beginning of period	3,653	4,988

Cash at end of period	$8,036	$3,653

Schedule of Non-Cash Investing and Financing Activities
Convertible note reduction associated with note conversion	$6,600	$52,600
Derivative reduction associated with note conversion	$12,276	$76,387
Officer debt and stock compensation forgiveness	$410,890	$-
Issued stock to settle liability	$-	$49,000
Supplemental Disclosure
Cash paid for interest	$320	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2018 AND 2017

NOTE 1 – ORGANIZATION AND OPERATIONS

Jubilant Flame International, Ltd. (the “Company”), was formed on September 29, 2009 under the name Liberty Vision, Inc. The Company provided web development and marketing services for clients. On August 18, 2015, the Company changed its name to Jubilant Flame International, Ltd.

From the fourth quarter of the fiscal year ended February 28, 2018, the Company started to market and sell cosmetics products imported from Asia, Acropass Series products, in the United States market. The Company purchased the inventory from a related party company in China. The Company contracted with a third party to operate the online shopping platform and marketing campaign in the United States.

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

Receivables

Receivables are stated at their carrying values, net of a reserve for doubtful accounts. Receivables consist primarily of amounts due from Amazon reserve holding balance

Inventories

The Company values inventories at the lower of cost or market as determined primarily by the retail inventory method of accounting, using the first-in, first-out (“FIFO”) method.

Website and Amortization

Website development costs are capitalized and stated at cost, less accumulated amortization. Amortization is provided using the straight-line method over the estimated useful life of three years.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Recent Accounting Pronouncements

Pronouncements Adopted in Fiscal 2018

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU represents a single comprehensive model to recognize revenue to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The Company plans to adopt this ASU for the interim period ending May 31, 2018, under the modified retrospective approach. The implementation of this ASU will result in no adjustment to retained earnings and current financial statements.

On December 22, 2017, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), in response to the Tax Cuts and Jobs Act of 2017 (“Tax Act”). The Company has elected to record provisional amounts, as allowed by SAB 118, during a measurement period not to extend beyond one year of the enactment date. Management expects to complete the analysis within the measurement period in accordance with SAB 118

Debt Issue Cost and Debt Discount

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

•

Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, approximate their fair values because of the current nature of these instruments. Debt approximates fair value based on interest rates available for similar financial arrangements. Derivative liabilities which have been bifurcated from host convertible debt agreements are presented at fair value.

The following are the major categories of liabilities measured at fair value on a recurring basis as of February 28, 2018 and 2017, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

Fair Value Measurements at February 28, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Derivative liabilities – debt	$-	$-	$-	$-
Less: current portion	-	-	-	-
Long-term portion	$-	$-	$-	$-

	Fair Value Measurements at February 28, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Derivative liabilities – debt	$-	$-	$9,156	$9,156
Less: current portion	-	-	-	-
Long-term portion	$-	$-	$9,156	$9,156

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

Revenue Recognition

Sales

The Company recognizes eCommerce sales revenue, net of sales taxes and estimated sales returns, upon delivery to the customer. Additionally, estimated sales returns are calculated using historical experience of actual returns as a percent of sales. No sales returns were recorded by the year end February 28, 2018.

Cost of Sales

Cost of sales includes actual product cost, the cost of transportation to the Company’s distribution facilities.

Operating, Selling, General and Administrative Expenses

Operating, selling, general and administrative expenses include all operating costs of the Company, except cost of sales, as described above.

Advertising Costs

Advertising costs are expensed as incurred, consist primarily of video advertisements and are recorded in operating, selling, general and administrative expenses in the Company’s Statements of Income. Advertising costs $44,472 and zero for fiscal 2018 and 2017, respectively.

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

The computation of basic and diluted loss per share at February 28, 2017 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	February 28, 2018	February 28, 2017

Convertible debt	-	1,370,370
Total	-	1,370,370

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of February 28, 2018, the Company had a working capital deficit of $841,731. The Company currently has limited profitable trading activities and has an accumulated deficit of $3,115,790 as of February 28, 2018. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - CONVERTIBLE DEBT

On December 9, 2015, the Company issued a convertible debenture of $60,000 which was determined to contain embedded conversion features required to be bifurcated from the host contract and reported at fair value. During the second quarter ended at August 31, 2017, the company paid off the remaining outstanding balance of $800 in full plus 40% interest. As a result, the convertible debenture balance net of discount amortization as of February 28, 2018 was zero.

The holder of the convertible note converted $6,600 and $52,600 of principal into 1,627,777 and 4,079,360 common shares during the year end February 28, 2018 and the year end February 28, 2017 respectively. The following is a summary of the debt conversions:

Date	Principle Converted	Shares issued	Conversion Price

30-Jun-16	$15,000	113,636	0.132
12-Jul-16	15,000	357,142	0.042
15-Aug-16	5,700	452,380	0.0126
24-Aug-16	3,100	469,696	0.0066
7-Sep-16	2,400	500,000	0.0048
20-Sep-16	2,400	500,000	0.0048
22-Sep-16	2,600	541,666	0.0048
28-Sep-16	2,600	541,666	0.0048
15-Dec-16	$3,800	603,174	0.0063
Total year ended 2-28-17	$52,600	4,079,360
16-Mar-17	2,900	805,555	0.0036
7-Apr-17	3,700	822,222	0.0045
Total year ended 2-28-18	$6,600	1,627,777

The following is a detail of convertible debt as of February 28, 2018 and February 28, 2017:

Description	Feb 28, 2018	Feb 28, 2017

One convertible promissory note in the amount of $60,000, with maturity date of December 9, 2018, bearing interest 0% per annum, convertible into common stock at conversion prices equal to 60% of the lowest price in the prior 20 trading days.	$800	$7,400
Less: debt discount	-	(4,238)
Less: debt payoff	(800)	-
Total	-	3,162
Less: current portion	-	-
Long-term convertible debt, net	$-	$3,162

Debt Discount

During the year ended February 28, 2018 and the year ended February 28, 2017, the Company recorded debt discounts totaling $-0- and $4,238, respectively.

The Company amortized $4,238 and $49,447 during the year ended February 28, 2018, and February 28, 2017, respectively, to amortization of debt discount.

Debt discount consisted of the following at February 28, 2018 and February 28, 2017, respectively:

	As of	As of
	February 28, 2018	February 28, 2017

Debt discount	$58,026	$58,026
Accumulated amortization of debt discount	(58,026)	(53,788)
Debt discount - net	$-	$4,238

Derivative Liabilities

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value.

The following schedule shows the fair value of the derivative liabilities for the years ending February 28, 2018 and February 28, 2017.

For the year ended February 28, 2018

Derivative liabilities - February 28, 2017	$9,156
Add fair value at the commitment date for convertible notes issued during the three months	-
Fair value reduction for derivatives due to note conversion	(12,276)
Fair value mark to market adjustment for derivatives	4,362
Derivatives extinguishment due to debt payoff	(1,242)
Derivative liabilities – February 28, 2018	-
Less: current portion	-
Long-term derivative liabilities February 28, 2018	$-

For the year ended February 28, 2017

Derivative liabilities - February 29, 2016	$83,049
Add fair value at the commitment date for convertible notes issued during the nine months	-
Fair value reduction for derivatives due to note conversion	(76,387)
Fair value mark to market adjustment for derivatives	2,494
Derivative liabilities – February 28, 2017	9,156
Less: current portion	-
Long-term derivative liabilities -- February 28, 2017	$9,156

During the year ended February 28, 2018, the Company recorded change in derivatives liability of $4,362 and reduction of derivatives liability of $12,276 due to conversion and derivatives extinguishment of $1,242 due to debt payoff. During the year ended February 28, 2017, the Company recorded change in derivatives liability of $2,494 and reduction of derivatives liability of $76,387 due to conversion.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions during the year:

	Commitment	Re-measurement
Assumption	Date	Date
Expected dividends:	0%	0%
Expected volatility:	45%	203.7%~245.3%
Expected term (years):	3	1.39~1.73
Risk free interest rate:	1.22%	1.19%~1.35%

NOTE 5– RELATED PARTY TRANSACTIONS

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

On August 30, 2017, the Company’s former CFO, Mr. Robert Ireland, resigned as Secretary/Treasurer of the Company. Additionally, upon his resignation, he surrendered all outstanding equity compensation to the Company and agreed to cancel outstanding debt of $840 and accrued salary of $409,875 of the company that was owed to him for past compensation.

As of February 28, 2018, the Company had a $390,828 loan outstanding with its CEO, Ms. Yan Li and $-0- with its former treasurer Mr. Ireland. This compares with the outstanding balance of $282,889 for Ms. Yan Li and $840 for Mr. Ireland at February 28, 2017. The loans are non-interest bearing, due upon demand and unsecured.

A related party created a website that was active beginning in August of 2015 and billed the Company $25,000. The expense of this website is being amortized over 36 months at the rate of $694 per month.

A related party is providing accounting service to the company at an estimated annual service fee of $16,000.

From November 2017, the Company started to purchase cosmetic products from a related party controlled by our CEO. By the end of February 28, 2018, the Company purchased a total of $8,842 in inventory from the related party.

NOTE 6– ACCRUED OFFICER COMPENSATION AND STOCK COMPENSATION

On December 15, 2015, the Company entered into employment agreements with its president, Ms. Yan Li, and its secretary and treasurer, Mr. Robert Ireland. Both agreements were retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, both Ms. Yan and Mr. Ireland shall receive an annual salary of $100,500 and 100,000 shares of the Company’s common stock.

On August 30, 2017, Mr. Robert Ireland resigned as Secretary/Treasurer of the company. Additionally, upon his resignation, he surrendered all outstanding equity compensation to the company and agreed to cancel all outstanding debt of the company that was owed to him for past compensation in the amount of $410,715.

As of February 28, 2018, a total of $460,125 had been accrued as salary compensation payable to the officers of the Company compared to $719,250 at February 28, 2017. As of February 28, 2018, a total of $317,625 in stock compensation had been recorded to four officers, including one resigned officer, compared to $420,700 for the same period in the prior year to two officers.

NOTE 7 – LEASED PREMISES OBLIGATION

On December 1, 2015, the Company entered into a lease for office space in Los Angeles, California. The Company paid a deposit of $2,000 and was obligated for a period of 36 months to pay a rental fee of $2,000 per month. At the end of May 31, 2017, the Company terminated the lease and the security deposit was returned during the fiscal year ended February 28, 2018.

NOTE 8 – INCOME TAX

At February 28, 2018, the Company had unused federal and state net operating loss carryforwards available of approximately $819,898, which may be applied against future taxable income, if any, and which expire in various years through 2037.

This loss carry-forward expires according to the following schedule:

Year Ending February 28, 2018	Amount

2034	$54,197
2035	-
2036	539,420
2037	107,453
2038	118,828
Total	$819,898

The following is a reconciliation of the tax provision as calculated at the statutory tax rate to the provision as recognized for the years ended February 28, 2018 and February 28, 2017:

	2018	2017
Tax provision at statutory rates	$(207,987)	$(273,382)
Effect of permanent difference(s)	166,397	165,424
Change in valuation allowance	41,590	107,958
Net tax expense	$-	$-

There were permanent differences and temporary differences to reconcile the tax provision for the years ended February 28, 2018 and 2017, other than the change in valuation allowance of $41,590 and $107,958, respectively. All tax years from inception remain open for examination by the tax authorities.

Deferred tax assets as of February 28, 2018 and 2017, all related to accrued officer compensation not deductible until paid for income tax purposes amounted to $52,763 and $70,350, respectively.

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company has authorized share capital of 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

As referenced in Note 6, On December 15, 2015, the Company entered into Employment Agreements with its president and its secretary and treasurer. The Agreements are retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the Agreement, each officer will receive 100,000 shares of the Company’s common stock as compensation each year. The company valued these shares of stock compensation at $2.10 per share based on the quoted market price of shares of common stock on the effective date of the Agreement.

On October 27, 2016, the Company issued 50,000 shares to its interim CFO at $0.014 per share for his services and recognized share-based compensation expense in the amount of $700. Based on above Employment Agreements, total $420,000 stock compensation to two officers was recorded during year ended February 28,2017.

During the year ended February 28, 2017, a total of 3,500,000 shares were issued to two officers at a cost of $0.014 per share for a total equity issuance of $49,000 to settle an advance from a related party.

On August 30, 2017, 175,000 granted shares valued at $367,500 have been canceled as stock compensation to the former Company treasury upon his resignation with the par value of $175 reducing the balance of common stock outstanding. Additionally, upon his resignation, he surrendered all outstanding equity compensation to the company and agreed to cancel all outstanding debt of the company that was owed to him for past compensation in the amount of $410,715.

On August 30, 2017, the company granted its new Chief Financial Officer 200,000 shares of restricted common stock at the time of his appointment, which vests immediately. The restricted stock has a value of $2,100 based on stock market price of $0.0105 per share at stock grant date.

On August 30, 2017, the company granted its new Secretary, Treasurer 50,000 shares of restricted common stock at the time of his appointment. The restricted stock has a value of $525 base on stock market price of $0.0105 per share at stock grant date.

During the year ended February 28, 2018, total 150,000 shares valued at $315,000 stock compensation to two officers, including one resigned officer, was recorded based on above Employment Agreements.

During the year ended February 28, 2017, convertible debt of $52,600 was converted into 4,079,360 shares of common stock based on the convertible note agreement. Associated with the note conversion, derivative liability was reduced by $76,387.

During the year ended February 28, 2018, convertible debt of $6,600 was converted into 1,627,777 shares of common stock as provided for in the convertible note agreement. Associated with the note conversion, derivative liability was reduced by $12,276.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to February 28, 2018 to May 17, 2018, the date when the financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 5, 2016 (the “Engagement Date”), the Company engaged Thayer O’Neal Company LLC (“Thayer O’Neal”), 101 Parklane Blvd., #201, Sugar Land, TX 77478 as its independent registered public accounting firm for the Company’s fiscal year ended February 28, 2017. The decision to engage Thayer O’Neal as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with Thayer O’Neal regarding either: (1) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that Thayer O’Neal concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, the sole officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on management’s evaluation as of the end of the period covered by this Annual Report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) were ineffective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financial Reporting

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, the sole officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that, as of February 28, 2018, our internal controls over financial reporting were ineffective because: (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) due to the lack of employees, the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2018. Because of our overall limited financial resources, we cannot estimate when we may begin to remediate any of the foregoing deficiencies and the time frame in which they will be remediated if and when begun.

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

ITEM 9B OTHER INFORMATION.

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position
Yan Li	48	President, Chief Executive Officer and Director
Lei Wang	45	Chief Financial Officer and Director
Kecheng Xu	29	Secretary, Treasurer and Director

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

Lei Wang is a resident of USA. Mr. Wang has been our Chief Financial Officer and a member of the Board of Directors since August 30, 2017. Mr. Wang has over 19 years of accounting and audit work experience at public and private companies, including reconciliation supervisor at financial administration office of Prairie View A&M University from 2011 to 2013;auditor at a CPA firm Thayer O’Neal Company, LLC in Houston from 2013 to 2016; the owner of financial and accounting service firm Wang LSC Consulting LLC from 2017 to date. Mr. Wang holds a master degree in accounting from Texas A&M university and is a licensed CPA member in Texas, USA.

Kecheng Xu is a resident of China. Mr. Xu has been our Secretary, Treasurer and a member of the Board of Directors since August 30, 2017. Mr. Xu has over 5 years financial work experience at private sector, including: Jiu Feng Investment Management Shanghai Ltd from 2012 to date; Equity investment manager at TFTR Investment Co. Ltd from 2016 to date. Mr. Xu holds a Financial MBA from Shanghai Advanced Institute of Finance (SJTU), and received a bachelor degree in Economics from UBC in Canada.

Corporate Governance; Audit Committee and Other Committees

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our equity securities that are registered pursuant to Section 12 of the Securities Exchange Act, to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. During the fiscal year ended February 28, 2018, our reporting persons have filed the required reports on Forms 3 and 4.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11 EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during fiscal years 2018 and 2017 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
							Non-quali-
						Non-Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)

Yan Li President, CEO	2018	100,5001	-	210,000	0	0	0	0	310,500

Lei Wang CFO	2018	-2	-	2,100				16,000	18,100

Kecheng Xu Secretary, Treasurer, Director	2018	-3	-	525	0	0	0	0	525

Robert Ireland [4] Secretary, Treasurer	2018	-	-	-	-	-	-	-	-

___________

1	On December 15, 2015, the Company entered into employment agreements with its president, Ms. Yan Li, the agreements were retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Ms. Yan shall receive an annual salary of $100,500 and 100,000 shares of the Company’s common stock.

2	Lei Wang became the Chief Financial Officer on August 30, 2017. Mr. Wang receives no salary compensation. Mr. Wang is paid stock compensation from time to time base on the performance of the Company. On October 27, 2016, the company issued 50,000 shares to Mr. Wang, its interim CFO, at $0.014 per share for his services and recognized share-based compensation expense in the amount of $700. When Mr. Wang was appointed as the Chief Financial Officer by the Company’s Board of Directors on August 30, 2017, he was granted 200,000 shares of restricted common stock. The restricted stock has an aggregate value of $2,100 based on stock market price of $0.0105 per share at stock grant date. All other amounts are paid to a corporation which is a separate legal entity controlled by Mr. Wang.

3	Mr. Kecheng Xu became the Secretary, Treasurer and a director of the Company on August 30, 2017. Mr. Xu receives no salary compensation. Mr. Xu was paid stock compensation from time to time based on the performance of the Company. Mr. Xu was granted 50,000 shares of restricted common stock on August 30, 2017 when he was appointed as the Secretary, Treasurer and Director of the Company. The restricted stock has a value of $525 base on stock market price of $0.0105 per share at stock grant date.

4.	Mr. Ireland resigned as the Secretary and Treasurer of the Company on August 30, 2017. Upon his resignation, he surrendered all outstanding equity compensation to the company and agreed to cancel all outstanding debt of the company that was owed to him for past compensation in the amount of $409,875.

Employment Agreements and Related Arrangements

On December 15, 2015, the Company entered into employment agreements with its president and chief executive officer, Ms. Yan Li, and its former secretary and treasurer, Mr. Robert Ireland. Ms. Yan’s agreement is retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Ms. Li received an annual salary of $100,500 and 100,000 shares of the Company’s common stock. Mr. Ireland’s agreement is retroactively effective as of December 4, 2015 for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Mr. Ireland receives an annual salary of $100,500 and 100,000 shares of the Company’s common stock. The Company valued the stock compensation under both agreements at $2.10 per share based on the quoted market price of shares of common stock on the effective date of the agreements.

Mr. Robert Ireland resigned as the secretary and treasurer of the Company on August 30, 2017. Upon his resignation, 175,000 shares that were granted to him as stock compensation and were valued at $367,500 were cancelled with the par value of $175 reducing the balance of common stock outstanding. He agreed to cancel all outstanding debt of the company that was owed to him for past compensation in the amount of $409,875.

Our current Chief Financial Officer and Secretary/Treasurer receive no salary compensation instead been paid stock compensation from time to time based on the performance of the Company.

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

Directors’ Compensation

The persons who served as members of our board of directors, who are also our executive officers, did not receive separate compensation for their services as directors in fiscal years ended February 28, 2018 and 2017.

Option Exercises and Stock Vested

There were no options issued, outstanding, exercised or vested during the years ended February 28, 2018 and February 28, 2017. There were no unvested stock awards outstanding at the same dates.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of May 17, 2018: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of May 17, 2018, there were 18,410,708 shares of our common stock outstanding. We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons named in the table below have sole voting and sole investment power with respect to all shares of common stock that they beneficially owned, subject to applicable community property laws.

Name and address of beneficial owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Yan Li, President, Chief Executive Officer & Director	6,038,215	32.79%
Lei Wang, Chief Financial Officer & Director	250,000	1.36%
Kecheng Xu, Treasurer, Secretary and Director	78,500	0.43%

All executive officers and directors as a group (Persons)	6,366,715	34.58%

__________

(1) The address of each of our executives is c/o the Company at 2293 Hong Qiao Rd, Shanghai China, 200336.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal years ended February 28, 2018 and February 28, 2017, Ms. Yan Li, our President, CEO, and a director, personally paid $107,939 and $108,256, respectively, for various expenses on behalf of Jubilant Flame International Ltd. The Company did not enter into any loan agreement with respect to those advances.

On October 27, 2016, we settled accounts payable arising from advances to the Company of funds from Ms. Yan Li, the President and Chief Executive Officer, for working capital in the aggregate amount of $42,000 by issuing an aggregate of 3,000,000 shares at a cost of $0.014 per share.

On August 30, 2017 Lei Wang became an Executive Financial Officer. Mr. Wang receives no salary compensation. Mr. Wang was paid stock compensation time to time base on business progress. On October 27, 2016, the company issued 50,000 shares to its interim CFO at $0.014 per share for his services and recognized share based compensation expense in the amount of $700. Mr. Wang was granted 200,000 shares of restricted common stock at the time of his appointment. The restricted stock has a value of $2,100 based on stock market price of $0.0105 per share at stock grant date. The company paid a separate legal entity controlled by Mr. Wang for service fee of $16,000 during year end of February 28, 2018 and $17,775 during the year end of February 28, 2017 respectively.

Mr. Kecheng Xu became Secretary, Treasurer and a director of the Company on August 30. Mr. Xu receives no salary compensation. Mr. Xu was paid stock compensation time to time based on business progress. Mr. Xu was granted 50,000 shares of restricted common stock at the time of his appointment. The restricted stock has a value of $525 base on stock market price of $0.0105 per share at stock grant date.

On August 30, 2017, the Company’s former CFO, Mr. Robert Ireland, resigned as Secretary/Treasurer of the Company. Additionally, upon his resignation, he surrendered all outstanding equity compensation to the Company and agreed to cancel outstanding loan to the company of $840 and all outstanding debt of the company that was owed to him for past compensation in the amount of $409,875.

As at February 28, 2018, the Company had a $390,829 loan outstanding with its CEO, Ms. Yan Li and $-0- with its former treasurer Mr. Ireland. This compares with the outstanding balance of $282,889 for Ms. Yan Li and $840 for Mr. Ireland at February 28, 2017. The loans are non-interest bearing, due upon demand and unsecured.

A related party created a website, that was active beginning in August of 2015, and billed the Company $25,000. The expense of this website is being amortized over 36 months at the rate of $694 per month.

A related party is providing accounting service to the company, at an estimated annual service fee of $16,000.

From November 2017, the Company started to purchase Acropass Products from related party owned and controlled by our CEO for the products’ resale in the United States. By the end of February 28, 2018, the Company purchase total $8,842 inventory from the related party.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended February 28, 2018 and February 28, 2017, we engaged Thayer O’Neal Company, LLC and Pritchett, Siler & Hardy PC, respectively, as the Company’s independent registered public accounting firm.

For the years ended February 28, 2017, and February 28, 2018, we incurred fees as discussed below:

Fiscal Year Ended
	February 28, 2018	February 28, 2017

Audit fees	$13,500	$6,000
Audit – related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

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
101*

The following material from the Form 10-K Report of the Registrant for the year ended February 28, 2018, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statement of Changes in Shareholders’ Deficit, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

_________

* Previously Filed

** Filed herewith

+ Management employment arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUBILANT FLAME INTERNATIONAL, LTD.

Date: May 17, 2018	By:	/s/ Yan Li
Yan Li
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 17, 2018	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: May 17, 2018	By:	/s/ Lei Wang
Lei Wang
Chief Financial Officer (Principal Financial Officer) and Director

