Form 10-Q
period 2018-05-31
Jubilant Flame International, Ltd
filed 2018-07-11
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

As of July 11, 2018, there are 18,435,708 shares of common stock outstanding.

.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company” and the “Registrant” refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL LTD

2

PART I – FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE THREE-MONTH PERIODS ENDED May 31, 2018

JUBILANT FLAME INTERNATIONAL, LTD
Balance Sheets
(Unaudited)

	May 31,	February 28,
	2018	2018
ASSETS

Current assets
Cash	$8,276	$8,036
Accounts receivable	44	594
Inventory	3,503	5,933
Prepaid expenses	5,000	7,500
Total current assets	16,823	22,063

Other assets
Website, net of $23,610 and $21,527 of amortization, respectively	1,390	3,473
Total other assets	1,390	3,473

Total Assets	$18,213	$25,536

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$7,557	$-
Due to related party	9,947	12,842
Accrued officer compensation	485,250	460,125
Loan payable - related parties	410,853	390,828
Total current liabilities	913,607	863,795

Total Liabilities	913,607	863,795

Stockholders' Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 18,435,708 and 18,410,708 shares issued and outstanding, respectively	18,436	18,411
Additional paid in capital	2,311,595	2,259,120
Accumulated deficit	(3,225,425)	(3,115,790)
Total Stockholders' Deficit	(895,394)	(838,259)

Total Liabilities and Stockholders' Deficit	$18,213	$25,536

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD
Statements of Operations
(Unaudited)

	For the three months ended
	May 31,
	2018	2017

Sales of goods	$8,241	$-
Total revenue	8,241	-
Costs and Operating Expenses:
Cost of goods sold	3,560
Operating, selling, general and administrative	$114,316	$180,604
Total operating expenses	117,876	180,604

Income (loss) from operations	(109,635)	(180,604)

Other income (expense):
Change in derivative liability	-	(4,353)
Debt discount amortization expense	-	(3,845)
Other income (expense), net	-	(8,198)

Income (loss) from continuing operations before provision for income tax	(109,635)	(188,802)
Provision for income tax:	-	-

Net income (loss)	$(109,635)	$(188,802)

Net income (loss) per share (Basic and fully diluted)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	18,410,980	17,904,212

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

Statements of Changes in Stockholders' Deficit

(Unaudited)

	Common Stock		Additional paid in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balances at February 28, 2018	18,410,708	$18,411	$2,259,120	$(3,115,790)	$(838,259)
Shares issued for stock compensation	25,000	25	52,475		52,500
Net loss for the period				(109,635)	(109,635)
Balances at May 31, 2018	18,435,708	$18,436	$2,311,595	$(3,225,425)	$(895,394)

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD
Statements of Cash Flows
(Unaudited)
	For the three months ended May 31,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$(109,635)	$(188,802)

Adjustments to reconcile net (loss) to net cash (used in) operating activities
Website amortization	2,083	2,083
Debt discount amortization	-	3,845
Change in derivatives liability	-	4,353
Share based compensation	52,500	105,000
Changes in Current Assets and Liabilities:
Account receivable	550	-
Inventory	2,430	-
Prepaid expense	2,500	2,500
Accounts payable	7,557	(575)
Due to related party	(2,895)	-
Accrued officer's compensation	25,125	50,250
Net cash provided by (used for) operating activities	(19,785)	(21,346)
Cash Flows from Financing Activities:
Net proceeds from related party loans	20,025	26,291
Net cash provided by (used for) financing activities	20,025	26,291
Net Increase (Decrease) In Cash	240	4,945
Cash at The Beginning Of The Period	8,036	3,653
Cash at The End Of The Period	$8,276	$8,598
Schedule of Non-Cash Investing and Financing Activities
Convertible note reduction associated with note conversion	-	(6,600)
Derivative liability reduction associated with note conversion	-	(12,276)
	$-	$(18,876)

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

Notes to Financial Statements

May 31, 2018

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

From the fourth quarter of the fiscal year ended February 28, 2018, the Company started to market and sell cosmetics products imported from Asia -Acropass Series products – in the United States market. The Company purchased the inventory from a related party company in China. The Company contracted with a third party to operate the online shopping platform and marketing campaign in the United States.

The Company has the right to develop and market medical products under a license from BioMark. The primary intended products include Bone-Induction Artificial Bone (“BIAB”) and Vacuum Sealing Drainage (“VSD”) but the Company currently does not have any plan to deploy such licenses and is focusing its operation on the Acropass products.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Interim Financial Information

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of May 31, 2018, results of operations, changes in stockholders' equity (deficit) and cash flows for the three month periods ended May 31, 2018 and 2017, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

Recent Accounting Pronouncements

Pronouncements Adopted in Fiscal 2018

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU represents a single comprehensive model to recognize revenue to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The Company adopts this ASU for the interim period ending May 31, 2018, under the modified retrospective approach. The implementation of this ASU will result in no adjustment to retained earnings and current financial statements.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of May 31, 2018 the Company had current assets of $16,823, and current liabilities total $913,607 resulting in a working capital deficit of $896,784. The Company currently has small scale trading activities and has an accumulated deficit of $3,225,425 as of May 31, 2018. This raises substantial doubt about the Company's ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or related parties. By doing so, the Company hopes to generate sufficient capital to execute its business plan in the cosmetics and medical sector on an ongoing basis. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

NOTE 4 – PREPAID EXPENSE

The Company is paying an annual fee for its OTC Markets service. The service period is from December 1, 2017 to November 30, 2018. The service charge is recorded as a prepaid expense and amortized using straight line amortization over the service period. The prepaid expense balance is $5,000 as of May 31, 2018 compared to $7,500 as of February 28, 2018.

NOTE 5– RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it must rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its common stock or traditional debt financing. There is no formal written commitment for continued support by shareholders. The advances are considered temporary in nature and have not been formalized by a promissory note.

As of May 31, 2018, the Company had a $410,853 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $390,828 for Ms. Yan Li at February 28, 2018. The loans are non-interest bearing, due upon demand and unsecured.

A related party is providing accounting service to the company at an estimated annual service fee of $20,000. From November 2017, the Company started to purchase cosmetic products from a related party controlled by our CEO. As of the three-month period ended May 31, 2018, the Company incurred a total of $9,947 due to related party for inventory purchase. This compares with a total of $12,842 due to related party for inventory purchase and accrued service fee at February 28, 2018.

NOTE 6– ACCRUED OFFICER COMPENSATION AND STOCK COMPENSATION

On December 15, 2015, the Company entered into employment agreements with its president, Ms. Yan Li, and its secretary and treasurer, Mr. Robert Ireland.

On August 30, 2017, Mr. Robert Ireland resigned as Secretary/Treasurer of the company.

As of May 31, 2018, a total of $485,250 had been accrued as salary compensation payable compared to $460,125 at February 28, 2018 to the president only.

During the three months ended May 31, 2018, a total of $52,500 stock compensation had been recorded to the president compared to $105,000 for the same period in the prior year to the president and former secretary and treasurer.

NOTE 7 – STOCKHOLDERS EQUITY

For the quarter ended May 31, 2018, a total of 25,000 Shares were issued to the president as stock compensation. Total value of $52,500 has been recorded for the stock compensation.

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

From the fourth quarter of the fiscal year ended February 28, 2018, the Company started to market and sell cosmetics products imported from Asia -Acropass Series products – in the United States market. The Company purchased the inventory from a related party company in China. The Company contracted with a third party to operate the online shopping platform and marketing campaign in the United States.

The Company has the right to develop and market medical products under a license from BioMark. The primary intended products include Bone-Induction Artificial Bone (“BIAB”) and Vacuum Sealing Drainage (“VSD”) but the Company currently does not have any plan to deploy such licenses and is focusing its operation on the Acropass products.

 Results of Operations

 Revenue

We recognized $8,241 sales revenue in the three months ended May 31, 2018 and no sales revenue in the three months ended May 31, 2017.

Operating Expenses

For the three months ended May 31, 2018 compared to the three months ended May 31, 2017

3

The major components of our operating expenses for the three months ended May 31, 2018 and 2017 are outlined in the table below:

	Three Months Ended	Three Months Ended
	May 31,	May 31,
	2018	2017

Officer compensation	$77,625	$155,250
Professional fee	20,950	14,716
Rent expense	-	6,000
Web amortization expense	2,083	2,083
Selling expense	10,998	-
Office expense and other	2,659	2,555
Total operating expenses	$114,316	$180,604

The $66,289 decrease in our operating costs for the three months ended May 31, 2018 compared to three months ended May 31, 2017, was mainly due to the $77,625 decrease in officer compensation upon the former secretary/treasurer’s resignation, offset by a $10,998 increase in selling expense relating to new online business.

Other Expenses

Other expenses decreased to $0 for the three months ended May 31, 2018, from $8,198 for the three months ended May 31, 2017 due to convertible notes pay off by August 2017. Other expenses consisted primarily of $4,353 decrease in derivatives liability and $3,845 decrease in debt discount amortization expense.

Net Loss

For the three months ended May 31, 2018, we recognized a net loss of $109,635 compared to the net loss of $188,802 for the corresponding period in 2017.

Liquidity and Capital Resources

Working Capital

	May 31, 2018	February 28, 2018
Current Assets	$16,823	$22,063
Current Liabilities	$913,607	$863,795
Working Capital Deficit	$(896,784)	$(841,732)

As of May 31, 2018, the Company had current assets, primarily comprising of cash of $8,276, prepaid expenses of $5,000 and inventory of $3,503, and current liabilities of $913,607, resulting in a working capital deficit of $896,784. The Company had limited profitable trading activities and has an accumulated deficit of $3,225,425 as at May 31, 2018. This raises substantial doubt about the Company's ability to continue as a going concern.

4

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

Based on the Company’s current operating plan, the Company does not have sufficient cash and cash equivalents to fund its operations for at least the next twelve months. The Company will need to obtain additional financing to operate our business. The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or related parties. By doing so, the Company hopes to generate sufficient capital to execute its business plan in the cosmetic and medical sector on an ongoing basis. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

Cash Flows from Operating Activities

Our net cash used in operating activities decreased by $1,561 in the three months ended May 31, 2018 compared to the net cash used in operating activities in the three months ended May 31, 2017, representing a decrease of 7.3%. The decrease in net cash used in operating activities was primarily the result of a $8,241 increase in sale revenue and offset with $6,241 increase of professional fee expense.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the three months ended May 31, 2018 or 2017.

Cash Flows from Financing Activities

Our cash provided by financing activities decreased from $26,291 for the three months ended May 31, 2017 to $20,025 for the three months ended May 31, 2018. In both periods, cash was provided by way of loans from related parties.

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

Recent Accounting Pronouncements

Pronouncements Adopted in Fiscal 2018

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU represents a single comprehensive model to recognize revenue to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The Company adopts this ASU for the interim period ending May 31, 2018, under the modified retrospective approach. The implementation of this ASU will result in no adjustment to retained earnings and current financial statements.

5

Off Balance Sheet Arrangements

As of May 31, 2018, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

6

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three months ended May 31, 2018, and currently we are not involved in any pending litigation or legal proceedings.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

7

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

JUBILANT FLAME INTERNATIONAL LTD

Date: July 11, 2018	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: July 11, 2018	By:	/s/ Lei Wang
Lei Wang
(Principal Financial Officer) and Director

9