Form 10-Q
period 2018-08-31
Jubilant Flame International, Ltd
filed 2018-10-12
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-173456

Jubilant Flame International, LTD
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

10F., YUNFENG BUILDING, NO. 478 WUZHONG RD, Shanghai, China 201103

(Address of principal executive offices, including zip code.)

+ 86 21 64748888

(Registrant’s telephone number, including area code)

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

As of October 12, 2018, there are 18,460,708 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company” and the “Registrant” refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL, LTD

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE THREE AND SIX MONTH PERIODS ENDED AUGUST 31, 2018 AND 2017

JUBILANT FLAME INTERNATIONAL, LTD

Balance Sheets

(Unaudited)

	August 31,	February 28,
	2018	2018
ASSETS

Current assets
Cash	$3,450	$8,036
Account receivable	120	594
Inventory	7,464	5,933
Prepaid expenses	2,500	7,500
Total current assets	13,534	22,063

Other assets
Website net of $25,000 and $21,527 of amortization, respectively	-	3,473
Total other assets	-	3,473

Total Assets	$13,534	$25,536

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$43	$-
Due to related party	22,736	12,842
Accrued officer compensation	510,375	460,125
Loan payable - related parties	416,660	390,828
Total current liabilities	949,814	863,795

Total Liabilities	949,814	863,795

Stockholders’ Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 18,460,708 and 18,410,708 shares issued and outstanding, respectively	18,461	18,411
Additional paid in capital	2,364,070	2,259,120
Accumulated deficit	(3,318,811)	(3,115,790)
Total Stockholders’ Deficit	(936,280)	(838,259)

Total Liabilities and Stockholders’ Deficit	$13,534	$25,536

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD
Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	August 31,		August 31,
	2018	2017	2018	2017

Sales of goods	$5,849	$-	$14,091	-
Total sales	5,849	-	14,091	-
Costs and Operating Expenses:
Cost of goods sold	3,926	-	7,486	-
Operating, selling, general and administrative	95,309	174,318	$209,626	$354,922
Total operating expenses	99,235	174,318	217,112	354,922

Loss from operations	(93,386)	(174,318)	(203,021)	(354,922)
Other income (expense):
Change and gain in derivatives liability	-	1,233	-	(3,120)
Debt discount amortization expense	-	(393)	-	(4,238)
Interest expense	-	(320)	-	(320)
Other income (expense) net	-	520	-	(7,678)
Income (loss) from continuing operations before provision for income taxes	(93,386)	(173,798)	(203,021)	(362,600)
Provision for income tax:	-	-	-	-
Net income (loss)	$(93,386)	$(173,798)	$(203,021)	$(362,600)

Net loss per share
(Basic and fully diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	18,435,980	18,437,998	18,423,480	18,171,105

The accompanying notes are an integral part of the audited financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional paid in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balances at February 28, 2018	18,410,708	$18,411	$2,259,120	$(3,115,790)	$(838,259)
Shares issued for stock compensation	50,000	50	104,950		105,000
Net loss for the period				(203,021)	(203,021)
Balances at August 31, 2018	18,460,708	$18,461	$2,364,070	$(3,318,811)	$(936,280)

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD
Statements of Cash Flows
(Unaudited)

	For the six months ended August 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(203,021)	$(362,600)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Website amortization	3,473	4,167
Debt discount amortization	-	4,238
Change in derivatives liability	-	4,362
Derivatives extinguishment gain	-	(1,242)
Stock compensation	105,000	212,625
Changes in Current Assets and Liabilities:
Account receivable	474	-
Inventory	(1,531)	-
Prepaid expense	5,000	4,000
Accounts payable	44	(575)
Due to related party	9,894
Accrued officer’s compensation	50,250	100,500
Net cash used in operating activities	(30,417)	(34,525)
Cash Flows from Financing Activities:
Net proceeds from related party loans	25,832	40,079
Debt payoff	-	(800)
Net cash provided by financing activities	25,832	39,279
Net Increase In Cash	(4,586)	4,754
Cash at Beginning of Period	8,036	3,653
Cash at End of Period	$3,450	$8,407
Schedule of Non-Cash Investing and Financing Activities
Convertible note reduction associated with note conversion	-	(6,600)
Derivative liability reduction associated with note conversion	-	(12,276)
Officer debt and stock compensation forgiveness	-	(410,890)
	$-	$(429,766)
Supplemental Disclosure
Cash paid for interest	$-	$320

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED AUGUST 31, 2018 AND 2017

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

Interim Financial Information

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of August 31, 2018, results of operations, changes in stockholders’ equity (deficit) and cash flows for the six month periods ended August 31, 2018 and 2017, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

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

Recent Accounting Pronouncements

Pronouncements Adopted in Fiscal 2018

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU represents a single comprehensive model to recognize revenue to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The Company has adopted this ASU since the interim period ending May 31, 2018, under the modified retrospective approach. The implementation of this ASU will result in no adjustment to retained earnings and current financial statements.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of August 31, 2018, the Company had current assets of $13,534, and current liabilities total $949,814 resulting in a working capital deficit of $936,280. The Company currently has small scale trading activities and has an accumulated deficit of $3,318,811 as of August 31, 2018. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSE

The Company is paying an annual fee for its OTC Markets service. The service period is from December 1, 2017 to November 30, 2018. The service charge is recorded as a prepaid expense and amortized using straight line amortization over the service period. The prepaid expense balance is $2,500 as of August 31, 2018 compared to $7,500 as of February 28, 2018.

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

As of August 31, 2018, the Company had a $416,660 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $390,828 for Ms. Yan Li at February 28, 2018. The loans are non-interest bearing, due upon demand and unsecured.

A related party is providing accounting service to the company at an estimated annual service fee of $20,000. From November 2017, the Company started to purchase cosmetic products from a related party controlled by our CEO. As of the six-month period ended August 31, 2018, the Company incurred a total of $22,736 due to related party for inventory purchase and accrued service fee. This compares with a total of $12,842 due to related party for inventory purchase and accrued service fee at February 28, 2018.

NOTE 6 – ACCRUED OFFICER COMPENSATION AND STOCK COMPENSATION

On December 15, 2015, the Company entered into employment agreements with its president, Ms. Yan Li, and its secretary and treasurer, Mr. Robert Ireland.

On August 30, 2017, Mr. Robert Ireland resigned as Secretary/Treasurer of the company.

As of August 31, 2018, a total of $510,375 had been accrued as salary compensation payable compared to $460,125 at February 28, 2018 to the president only.

During the three months and six months ended August 31, 2018, a total of $52,500 and $105,000 stock compensation had been recorded to the president respectively compared to $105,000 and $210,000 for the same periods in the prior year to the president and former secretary and treasurer.

NOTE 7 – STOCKHOLDERS EQUITY

At the quarter ended August 31, 2018, a total of 50,000 Shares were issued to the president as stock compensation. Total value of $105,000 has been recorded for the stock compensation.

NOTE 8 – SUBSEQUENT EVENTS

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

Results of Operations

Revenue

We recognized $5,849 sales revenue in the three months and $14,091 sales revenue in six months ended August 31, 2018 respectively. There is no sales revenue in the three months and six months ended August 31, 2017.

Operating Expenses

For the three months ended August 31,2018 compared to the three months ended August 31,2017

The major components of our operating expenses for the three months ended August 31, 2018 and 2017 are outlined in the table below:

	Three Months Ended	Three Months Ended
	Aug 31,	Aug 31,
	2018	2017

Officer compensation	$77,625	$157,875
Selling expense	2,500	-
Professional fee	10,106	9,400
OTC Filing fees	2,500	2,500
Office expense	1,188	2,459
Web Amortization expense	1,390	2,083
Total operating expenses	$95,309	$174,318

The $79,008 decrease in our operating costs for the three months ended August 31, 2018 compared to three months ended August 31, 2017, was mainly due to the $80,250 decrease in officer compensation due to former Treasurer resignation.

For the six months ended August 31,2018 compared to the three months ended August 31,2017

The major components of our operating expenses for the six months ended August 31, 2018 and 2017 are outlined in the table below:

	Six Months Ended	Six Months Ended
	Aug 31,	Aug 31,
	2018	2017

Officer compensation	$155,250	$313,125
Selling expense	13,498	-
Transfer agent	3,350	3,011
Edgar filing fees	1,467	1,605
OTC Filing fees	5,000	5,000
Office expense	1,348	8,514
Web Amortization expense	3,473	4,167
Legal fees	2,739	2,500
Accounting & Audit fees	23,500	17,000
Total operating expenses	$209,626	$354,922

The $145,296 decrease in our operating costs for the six months ended August 31, 2017 compared to six months ended August 31, 2017, was mainly due to the $157,875 decrease in officer compensation due to former Treasurer resignation offset with $13,498 increase in selling expense for new cosmetic product.

Other Expenses

Other expenses decreased to zero for the three months ended August 31, 2018, from $520 gain for the three months ended August 31, 2017. Other expenses consisted primarily of $1,233 decrease in gain in change in derivatives liability offset by $393 and $320 decrease in debt discount amortization expense and interest expense respectively.

Other expenses decreased to zero for the six months ended August 31, 2018, from $7,678 for the six months ended August 31, 2017. Other expenses consisted primarily of $4,238 decrease in debt discount amortization expense and $3,120 decrease in change in derivatives liability respectively.

The change in other expense is mainly due to convertible note pay off in August 2017.

Net Loss

For the three months ended August 31, 2018, we recognized a net loss of $93,386 compared to the net loss of $173,798 for the corresponding period in 2017.

For the six months ended August 31, 2018, we recognized a net loss of $203,021 compared to the net loss of $362,600 for the corresponding period in 2017.

Liquidity and Capital Resources

Working Capital

	August 31, 2018	February 28, 2018
Current Assets	$13,534	$22,063
Current Liabilities	$949,814	$863,795
Working Capital Deficit	$(936,280)	$(841,732)

As of August 31, 2018, the Company had $13,534 current assets, primarily comprising of inventory of $7,464, cash of $3,450 and prepaid expenses of $2,500, and current liabilities of $949,814, resulting in a working capital deficit of $936,280. The Company had limited profitable trading activities and has an accumulated deficit of $3,318,811 as at August 31, 2018. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows from Operating Activities

Our net cash used in operating activities decreased by $4,108 in the six months ended August 31, 2018 compared to the net cash used in operating activities in the six months ended August 31, 2017, representing a decrease of 12%. The decrease in net cash used in operating activities was primarily the result of a $9,894 increase in due to related party.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the three months ended August 31, 2018 or 2017.

Cash Flows from Financing Activities

Our cash provided by financing activities decreased from $39,279 for the six months ended August 31, 2017 to $25,832 for the six months ended August 31, 2018. In both periods, cash was provided by way of loans from related parties.

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

Off Balance Sheet Arrangements

As of August 31, 2018, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the six months ended August 31, 2018, and currently we are not involved in any pending litigation or legal proceedings.

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

JUBILANT FLAME INTERNATIONAL, LTD

Date: October 12, 2018	By:	/s/ Yan Li
Yan Li
President Chief Executive Officer (Principal Executive Officer) and Director

Date: October 12, 2018	By:	/s/ Lei Wang
Lei Wang
Chief Financial Officer and Director

