Form 10-Q
period 2018-11-30
Jubilant Flame International, Ltd
filed 2019-01-10
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

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

As of January 10, 2019, there are 18,485,708 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company” and the “Registrant” refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL LTD

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE THREE AND NINE MONTH PERIODS ENDED NOVEMBER 30, 2018 AND 2017

JUBILANT FLAME INTERNATIONAL, LTD

Balance Sheets
(Unaudited)

	November 30,	February 28,
	2018	2018
ASSETS

Current assets
Cash	$15,881	$8,036
Account receivable	2,964	594
Inventory	9,813	5,933
Prepaid expenses	12,000	7,500
Total current assets	40,658	22,063

Other assets
Website net of $25,000 and $21,527 of amortization, respectively	-	3,473
Total other assets	-	3,473

Total Assets	$40,658	$25,536

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$3,169	$-
Due to related party	41,835	12,842
Accrued officer compensation	535,500	460,125
Loan payable - related parties	438,149	390,828
Total current liabilities	1,018,653	863,795

Total Liabilities	1,018,653	863,795

Stockholders' Deficit
Common stock, $0.001 par value per share
75,000,000 shares authorized; 18,485,708 and
18,410,708 shares issued and outstanding, respectively	18,486	18,411
Additional paid in capital	2,416,545	2,259,120
Accumulated deficit	(3,413,026)	(3,115,790)
Total Stockholders' Deficit	(977,995)	(838,259)

Total Liabilities and Stockholders' Deficit	$40,658	$25,536

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD
Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2018	2017	2018	2017

Sales of goods	$24,099	$-	$38,190	-
Total sales	24,099	-	38,190	-
Costs and Operating Expenses:
Cost of goods sold	16,856	-	24,342	-
Operating, selling, general and administrative	101,458	171,429	$311,084	$526,351
Total operating expenses	118,314	171,429	335,426	526,351

Loss from operations	(94,215)	(171,429)	(297,236)	(526,351)
Other income (expense):
Change and gain in derivatives liability	-	-	-	(3,120)
Debt discount amortization expense	-	-	-	(4,238)
Interest expense	-	-	-	(320)
Other income (expense) net	-	-	-	(7,678)
Income (loss) from continuing operations before provision for income taxes	(94,215)	(171,429)	(297,236)	(534,028)
Provision for income tax:	-	-	-	-
Net income (loss)	$(94,215)	$(171,429)	$(297,236)	$(534,028)

Net loss per share
(Basic and fully diluted)	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	18,460,983	18,360,983	18,435,890	18,233,937

The accompanying notes are an integral part of the audited financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

Statements of Changes in Stockholders' Deficit

(Unaudited)

	Common Stock		Additional paid in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balances at February 28, 2018	18,410,708	$18,411	$2,259,120	$(3,115,790)	$(838,259)
Shares issued for stock compensation	75,000	75	157,425		157,500
Net loss for the period				(297,236)	(297,236)
Balances at November 30, 2018	18,485,708	$18,486	$2,416,545	$(3,413,026)	$(977,995)

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD
Statements of Cash Flows
(Unaudited)

	For the nine months ended November 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(297,236)	$(534,028)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Website amortization	3,473	6,250
Debt discount amortization	-	4,238
Change in derivatives liability	-	4,362
Derivatives extinguishment gain	-	(1,242)
Stock compensation	157,500	265,125
Changes in Current Assets and Liabilities:
Account receivable	(2,370)	-
Inventory	(3,880)	-
Prepaid expense	(4,500)	(2,812)
Accounts payable	3,170	(575)
Due to related party	28,993
Accrued officer's compensation	75,375	125,625
Net cash used in operating activities	(39,475)	(133,057)
Cash Flows from Financing Activities:
Net proceeds from related party loans	47,321	137,598
Debt payoff	-	(800)
Net cash provided by financing activities	47,321	136,798
Net Increase In Cash	7,846	3,741
Cash at Beginning of Period	8,036	3,653
Cash at End of Period	$15,882	$7,394
Schedule of Non-Cash Investing and Financing Activities
Convertible note reduction associated with note conversion	-	(6,600)
Derivative liability reduction associated with note conversion	-	(12,276)
Officer debt and stock compensation forgiveness	-	(410,890)
	$-	$(429,766)
Supplemental Disclosure
Cash paid for interest	$-	$320

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED NOVEMBER 30, 2018 AND 2017

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

Interim Financial Information

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of November 30, 2018, results of operations, changes in stockholders' equity (deficit) and cash flows for the nine month periods ended November 30, 2018 and 2017, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of November 30, 2018, the Company had current assets of $40,658, and current liabilities total $1,018,653 resulting in a working capital deficit of $977,995. The Company currently has small scale trading activities and has an accumulated deficit of $3,413,026 as of November 30, 2018. This raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSE

The Company is paying an annual fee for its OTC Markets service. The new service period is from December 1, 2018 to November 30, 2019. The service charge is recorded as a prepaid expense and amortized using straight line amortization over the service period. The prepaid expense balance is $12,000 as of November 30, 2018 compared to $7,500 as of February 28, 2018.

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

As of November 30, 2018, the Company had a $438,149 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $390,828 to Ms. Yan Li at February 28, 2018. The loans are non-interest bearing, due upon demand and unsecured.

A related party is providing accounting service to the company at an estimated annual service fee of $20,000. From November 2017, the Company started to purchase cosmetic products from a related party controlled by our CEO. As of the nine-month period ended November 30, 2018, the Company incurred a total of $41,835 due to related party for inventory purchase and accrued service fee. This compares with a total of $12,842 due to related party for inventory purchase and accrued service fee at February 28, 2018.

NOTE 6 – ACCRUED OFFICER COMPENSATION AND STOCK COMPENSATION

On December 15, 2015, the Company entered into employment agreements with its president, Ms. Yan Li, and its secretary and treasurer, Mr. Robert Ireland.

On August 30, 2017, Mr. Robert Ireland resigned as Secretary/Treasurer of the company.

As of November 30, 2018, a total of $535,500 had been accrued as salary compensation payable compared to $460,125 at February 28, 2018 to the president only.

During the three months and nine months ended November 30, 2018, a total of $52,500 and $157,500 stock compensation had been recorded to the president respectively compared to $52,500 and $265,125 for the same periods in the prior year to the president and other directors.

NOTE 7 – STOCKHOLDERS EQUITY

At the nine month period ended November 30, 2018, a total of 75,000 Shares were issued to the president as stock compensation. Total value of $157,500 has been recorded for the stock compensation.

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

Results of Operations

Revenue

We recognized $24,099 sales revenue in the three months and $38,190 sales revenue in nine months ended November 30, 2018 respectively. There is no sales revenue in the three months and nine months ended November 30, 2017.

Operating Expenses

For the three months ended November 30,2018 compared to the three months ended November 30,2017

The major components of our operating expenses for the three months ended November 30, 2018 and 2017 are outlined in the table below:

	Three Months Ended	Three Months Ended
	Nov 30,	Nov 30,
	2018	2017

Officer compensation	$77,625	$77,625
Selling expense	$10,897	$-
Professional fee	$10,367	$88,379
Office expense	$69	$1,154
Web Amortization expense	$-	$2,083
OTC Filing fees	$2,500	$2,188
Total operating expenses	$101,458	$171,429

The $69,971 decrease in our operating costs for the three months ended November 30, 2018 compared to three months ended November 30, 2017, was mainly due to the $78,012 decrease in professional fee.

For the nine months ended November 30, 2018 compared to the nine months ended November 30, 2017

The major components of our operating expenses for the nine months ended November 30, 2018 and 2017 are outlined in the table below:

	Nine Months Ended	Nine Months Ended
	Nov 30,	Nov 30,
	2018	2017
Officer compensation	$232,875	$390,750
Transfer agent	$5,000	$4,867
Edgar filing fees	$2,184	$2,346
OTC service fees	$7,500	$7,188
Rent	$-	$6,000
Office expense	$1,418	$3,668
Web Amortization expense	$3,473	$6,250
Legal fees	$2,739	$3,760
Accounting fees	$31,500	$24,025
Selling and Marketing expense	$24,395	$77,497
Total operating expenses	$311,084	$526,351

The $215,267 decrease in our operating costs for the nine months ended November 30, 2018 compared to nine months ended November 30, 2017, was mainly due to the $157,875 decrease in officer compensation due to former treasurer resignation and $53,102 decrease in selling and marketing expense for new cosmetic product.

Other Expenses

Other expenses is zero for the three months ended November 30, 2018 and 2017 respectively.

Other expenses decreased to zero for the nine months ended November 30, 2018, from $7,678 for the nine months ended November 30, 2017. Other expenses consisted primarily of $4,238 decrease in debt discount amortization expense and $3,120 decrease in change in derivatives liability respectively.The change in other expense is mainly due to convertible note pay off in August 2017.

Net Loss

For the three months ended November 30, 2018, we recognized a net loss of $94,215 compared to the net loss of $171,429 for the corresponding period in 2017.

For the nine months ended November 30, 2018, we recognized a net loss of $297,236 compared to the net loss of $534,028 for the corresponding period in 2017.

Liquidity and Capital Resources

Working Capital

	November 30, 2018	February 28, 2018
Current Assets	$40,658	$22,063
Current Liabilities	$1,018,653	$863,795
Working Capital Deficit	$(977,995)	$(841,732)

As of November 30, 2018, the Company had $40,658 current assets, primarily comprising of inventory of $9,813, cash of $15,881 and prepaid expenses of $12,000, and current liabilities of $1,018,653, resulting in a working capital deficit of $977,995. The Company had limited profitable trading activities and has an accumulated deficit of $3,413,026 as at November 30, 2018. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Cash Flows from Operating Activities

Our net cash used in operating activities decreased by $93,582 in the nine months ended November 30, 2018 compared to the net cash used in operating activities in the nine months ended November 30, 2017, representing a decrease of 70%. The decrease in net cash used in operating activities was primarily the result of a $53,102 decrease in selling and marketing expense.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the three months ended November 30, 2018 or 2017.

Cash Flows from Financing Activities

Our cash provided by financing activities decreased from $136,798 for the nine months ended November 30, 2017 to $47,321 for the nine months ended November 30, 2018. In both periods, cash was provided by loans from related parties.

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

Off Balance Sheet Arrangements

As of November 30, 2018, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the nine months ended November 30, 2018, and currently we are not involved in any pending litigation or legal proceedings.

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

JUBILANT FLAME INTERNATIONAL LTD

Date: January 10, 2019	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: January 10, 2019	By:	/s/ Lei Wang
Lei Wang
Chief Financial Officer and Director

