Form 10-K
period 2019-02-28
Jubilant Flame International, Ltd
filed 2019-05-17
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2019

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

As of May 17, 2019, there are 18,694,041 shares of common stock issued and outstanding.

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

Principal Products and Market

Currently, the Company purchases two type of Acropass products for resale in the United States from Rubyfield – Acropass Trouble Care for acne treatment and Acropass Ageless Lifter for wrinkle treatment (collectively, “Acropass Products”). The Acropass Products are made of hydrocolloid patches with dissolving microstructures. The microstructures contain hyaluronic acid and epidermal growth factor. Hyaluronic Acid is a natural moisturizing agent that delivers nutrients to skin cells and blocks water evaporation from the skin, enabling the skin to maintain adequate amounts of water. EGF protects the skin’s innate natural growth and robustness by preventing the appearance of skin aging and sagging. Both ingredients work together to improve the appearance of skin elasticity and reduces the appearance of wrinkles and acne.

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

Acropass Ageless Lifters can be applied to any areas on the face and the Company offers special patches to be used under the eyes, on the laugh lines or as spot treatments. Acropass Trouble Care patches are small round patches to be used on the acne.

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

We believe the Acropass Product is unique in the anti-aging and acne treatment market. Our products deliver effective treatment without any risk of serious skin damage. Our products are designed as a patch that is quick and easy to use and our customers can use the product at home without any supervision from the professionals. Acropass Products penetrates deeper into the skin compare to other hyaluronic acid serums on the market, many of which were exclusively designed for under-eye use – while Ageless Lifter can be applied at anytime, and anywhere on the face where anti-aging effects are desired. Users have shared that they experienced satisfying anti-aging effects after eight uses, with results lasting up to a month after terminating the treatment. Our users also include younger population because our product helps younger users maintain smoother and youthful skin and diminish the appearance of acne. Unlike injections, it’s a relatively painless anti-aging solution, and a non-invasive alternative to micro-needling, delivering the benefits of improved skin elasticity and miniaturization in a non-invasive way. We believe that by word-of-mouth, internet and social media platform marketing, we will gain recognition among our targeted customers.

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

In addition, under the authority of the FPLA, FDA requires a list of ingredients for cosmetics marketed on a retail basis to consumers (Title 21, Code of Federal Regulations). Cosmetics that fail to comply with the FPLA are considered misbranded under the FD&C Act. This requirement does not apply to cosmetics distributed solely for professional use, institutional use (such as in schools or the workplace), or as free samples.

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

Employees

Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth. Currently, we have five employees. In the future, when our business plans require, we will add additional staff who may be full or part time employees or consultants.

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

ITEM 1A RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2 PROPERTIES

We do not own any real property. Our business is presently operated from office provided by our CEO, Ms. Yan Li at 10F., Yunfeng Building, No. 478 Wuzhong Rd, Shanghai, China 201103, without paying any rent.

ITEM 3 LEGAL PROCEEDINGS

Currently, the Company is not involved in any pending litigation or legal proceeding.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTCQB Bulletin Board under the symbol “JFIL”. Because we are quoted on the OTCQB Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. Although there is trading in our common stock from time to time, there is no established market for our common stock. In the past year, it has traded the price per share has been in the $0.019 to $0.065 range. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transaction values.

Holders

As of February 28, 2019, there were 45 total record holders of 18,548,208 shares of the Company’s common stock. We believe we have additional shareholders who hold their shares on a beneficial basis in “street name.”

Dividends

The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the intention of management to utilize all available funds for the development of the Company’s business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered security

Between December 2015 and February 28, 2019, the Company issued 300,000 shares of common stock to its CEO, Ms. Yan Li, under her employment agreement, 279,167 shares to its current CFO, Mr. Lei Wang, 64,583 shares to its current Secretary/Treasurer, Mr. Kecheng Xu, 29,167 shares to its new board director Brian Cheng, 14,583 shares to its new board director Mario Papazoglou for compensation purposes. The issuance of shares to officers were made in reliance upon the exemption from securities registration afforded by Section 4(2) of the 1933 Act. (See Item 11 – Executive Compensation – Employment Agreements and Related Transactions.)

 Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended February 28, 2019 and 2018.

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

Results of Operations

Sales

From last quarter of the fiscal year ended February 28, 2018, we started to promote and sell our new cosmetic products in the United States market. We purchase the Acropass Products from an affiliated company in China under a Resale Agreement. We recognized $53,143 and $5,103 revenues during the fiscal years ended February 28, 2019 and 2018 respectively.

Advertising expense

To promote our new cosmetics products, Acropass series, in the United States market, we entered a contract with a third party to run a marketing campaign and manage the sales of the products. We incurred a total of $1,599 and $44,472 in marketing expenses for the year ended February 28, 2019 and 2018 respectively.

Cost and operating expense

The major components of our expenses for the fiscal years ended February 28, 2019 and 2018 are outlined in the table below:

	Year Ended	Year Ended
	Feb 28	Feb 28
	2019	2018

Cost goods sold	32,092	1,474
Selling expense	31,671	5,046
Officer compensation	235,125	468,375
Amortization expense	3,473	8,333
Transfer agent	6,125	6,642
Edgar filing fees	3,540	3,096
OTC Filing fees	10,500	9,688
Office expense	1,598	3,763
Rent	-	6,000
Legal fees	2,739	3,760
Accounting fees	39,500	31,025
Travel expense	1,280	-
Campaign marketing expense	1,599	44,472
Total cost and operating expenses	369,242	591,674

Our cost and operating expenses decreased $222,432 for the year ended February 28, 2019, compared to the fiscal year ended February 28, 2018. The decrease was mainly due to $233,250 decrease in officer compensation. We have also incurred a decrease expense of $42,873 related to campaign marketing expenses offset with an increase in cost of goods of $30,618 and selling expense of $26,625 in 2019, compared to the fiscal year ended February 28, 2018.

Other Expenses

Other expenses decreased to $ Nil for the year ended February 28, 2019, from $7,678 for the year ended February 28, 2018. The decrease in was mainly due to the payoff of convertible notes during the year ended February 28, 2018.

Net Loss

During the years ended February 28, 2019 and 2018, the Company realized a net loss of $316,099 and $594,249, respectively.

Liquidity and Capital Resources

Working Capital	As of February 28, 2019	As of February 28, 2018

Current Assets	$28,687	$22,064
Current Liabilities	$1,023,295	$863,795
Working Capital Deficit	$(994,608)	$(841,731)

The increase in the Company’s working capital deficit between the fiscal years ended February 28, 2019 and 2018 was mainly due to the increase of total $128,153 in accrued officer compensation and due to the CEO.

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Year Ended February 28, 2019	Year Ended February 28, 2018
Cash used in operating activities	$(48,700)	$(102,757)
Cash used in investing activities	$-	$-
Cash provided by financing activities	$52,778	$107,139
Net increase (decrease) in cash	$4,078	$4,383

Cash Flows from Operating Activities

During the fiscal year ended February 28, 2019, we used $48,700 in operating activities compared to $102,757 during the fiscal year ended February 28, 2018, the decrease is mainly due to $48,040 increase of sales of goods.

During the fiscal year ended February 28, 2019, we incurred a net loss of $316,099, compare to a net loss of $594,249 during the fiscal year ended February 28, 2018, the decrease is mainly due to $233,250 decrease of officer compensation.

Cash Flows from Investing Activities

We did not spend funds in investing activities during the year ended February 28, 2019 and 2018.

Cash Flows from Financing Activities

During the year ended February 28, 2019, we generated $52,778 in financing activities compared to $107,139 during the year ended February 28, 2018, the decrease is due to proceed decrease from the CEO.

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE YEARS ENDED FEBRUARY 28, 2019 AND FEBRUARY 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and shareholders of

Jubilant Flame International, Ltd.

Shanghai, China

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Jubilant Flame International, Ltd. (the “Company”) as of February 28, 2019 and 2018, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2019, in conformity with U.S generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform an audit to obtain reasonable assurance that the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Thayer O’Neal Company, LLC

We have served as the Company’s auditor since 2017

Houston, TX

May 17, 2019

JUBILANT FLAME INTERNATIONAL, LTD

BALANCE SHEETS

FEBRUARY 28, 2019 AND 2018

	February 28,	February 28,
	2019	2018
ASSETS

Current assets
Cash	$12,115	$8,036
Account receivable	279	594
Inventory	7,293	5,933
Prepaid expenses	9,000	7,500
Total current assets	28,687	22,063

Other assets
Website net of $25,000 and $21,527 of amortization respectively	-	3,473
	-	3,473
Total Assets	$28,687	$25,536

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$42,011	$-
Due to Related Party	2,178	12,842
Accrued officer compensation	535,500	460,125
Loan payable - related parties	443,606	390,828
Total current liabilities	1,023,295	863,795

Total Liabilities	1,023,296	863,795

Stockholders’ Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 18,548,208 and 18,410,708 shares issued and outstanding respectively	18,548	18,411
Additional paid in capital	2,418,733	2,259,120
Accumulated deficit	(3,431,889)	(3,115,790)
Total Stockholders’ Deficit	(994,608)	(838,259)

Total Liabilities and Stockholders’ Deficit	$28,687	$25,536

The accompanying Notes are an Integral Part of these Financial Statements

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28, 2019 AND 2018

	Year Ended	Year Ended
	February 28,	February 28,
	2019	2018

Sales of goods	$53,143	$5,103
Total sales	53,143	5,103
Cost and Operating Expenses:
Cost of goods sold	32,092	1,473
Operating, selling, general and administrative	337,150	590,201
Total operating expenses	369,242	591,674

Loss from operations	(316,099)	(586,571)

Other expense
Change and gain in derivatives liability	-	(3,120)
Debt discount amortization expense	-	(4,238)
Interest expense	-	(320)
Total other expense	-	(7,678)
Loss from continuing operations before provision for income taxes	(316,099)	(594,249)

Provision for income tax:	-	-

Net loss	$(316,099)	$(594,249)

Net loss per share
(Basic and fully diluted)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	18,455,708	18,271,249

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 28, 2019 AND 2018

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at February 28, 2017	16,557,931	$16,558	$1,513,757	$(2,521,541)	$(991,226)

Issued stock associated with convertible note conversion	1,627,777	1,628	4,972		6,600

Derivative liability reduction associated with note conversion			12,276		12,276

Officer accrued compensation forgiven upon resignation			410,715		410,715

Officer shares cancelled upon resignation	(175,000)	(175)	175		-

Shares issued for stock compensation	400,000	400	317,225		317,625

Net loss for the period				(594,249)	(594,249)

Balances at February 28, 2018	18,410,708	$18,411	$2,259,120	$(3,115,790)	$(838,259)

Shares issued for stock compensation	137,500	138	159,613		159,750

Net loss for the period				(316,099)	(316,099)

Balances at February 28, 2019	18,548,208	$18,549	$2,418,733	$3,431,889	$(994,608)

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED FEBRUARY 28, 2019 AND 2018

	Year Ended	Year Ended
	February 28, 2019	February 28, 2018
Cash flows from operating activities
Net loss	$(316,099)	$(594,249)
Adjustments to reconcile net loss to net cash used in operating activities
Website amortization	3,473	8,333
Debt discount amortization	-	4,238
Change in derivative liability	-	4,363
Derivatives extinguishment gain due to debt payoff	-	(1,242)
Issued stock compensation	159,750	317,625
Changes in Current Assets and Liabilities
Account receivable	315	(596)
Inventory	(1,360)	(5,933)
Prepaid expense	(1,500)	(312)
Security deposit	-	2,000
Accounts payable and accrued liabilities	31,347	12,267
Accrued officer’s compensation	75,375	150,750
Net cash used in operating activities	(48,699)	(102,756)

Cash flows from financing activities
Net proceeds from related party loans	52,778	107,939
Debt payment	-	(800)
Net cash provided by financing activities	52,778	107,139

Net Increase (Decrease) In Cash	4,079	4,383

Cash at beginning of period	8,036	3,653

Cash at end of period	$12,115	$8,036

Schedule of Non-Cash Investing and Financing Activities
Convertible note reduction associated with note conversion	$-	$6,600
Derivative reduction associated with note conversion	$-	$12,276
Officer debt and stock compensation forgiveness	$-	$410,890
Issued stock to settle liability	$-	$-
Supplemental Disclosure
Cash paid for interest	$-	$320
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2019 AND 2018

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

Recent Accounting Pronouncements

Pronouncements Adopted in Fiscal 2018

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU represents a single comprehensive model to recognize revenue to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The Company adopted this ASU from the interim period ending May 31, 2018, under the modified retrospective approach. The implementation of this ASU didn’t result in no adjustment to retained earnings and current financial statements.

On December 22, 2017, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), in response to the Tax Cuts and Jobs Act of 2017 (“Tax Act”). The Company has elected to record provisional amounts, as allowed by SAB 118, during a measurement period not to extend beyond one year of the enactment date. The company adopted it from the fourth quarter of Fiscal 2017.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable,  accounts payable, due to related party and loan payable, approximate their fair values because of the current nature of these instruments. .

The company converted and paid off its convertible note in full in August 2017. The fair value of derivatives liability is Zero as of February 28, 2019 and 2018 respectively.

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

Revenue Recognition

Sales

The Company recognizes eCommerce sales revenue, net of sales taxes and estimated sales returns, upon delivery to the customer. Additionally, estimated sales returns are calculated using historical experience of actual returns as a percent of sales. The company started to market and sell cosmetics products from the fourth quarter of the fiscal year ended February 28, 2018 and collected all receivable from customers by the year end. No estimated sales returns were recorded by the year end February 28, 2019.

Cost of Sales

Cost of sales includes actual product cost, the cost of transportation to the Company’s distribution facilities.

Operating, Selling, General and Administrative Expenses

Operating, selling, general and administrative expenses include all operating costs of the Company, except cost of sales, as described above.

Advertising Costs

Advertising costs are expensed as incurred, consist primarily of video advertisements and are recorded in operating, selling, general and administrative expenses in the Company’s Statements of Income. Advertising costs $1,599 and $44,472 for fiscal 2019 and 2018, respectively.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.

Since the company has incurred losses for all periods, the impact of the common stock equivalents would be anti- dilutive and therefore are not included in the calculation.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of February 28, 2019, the Company had a working capital deficit of $994,608. The Company currently has limited profitable trading activities and has an accumulated deficit of $3,431,889 as of February 28, 2019. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 -- CONVERTIBLE DEBT

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

Before the company paid off the remaining balance of $800 in full in year 2018, the holder of the convertible note converted $6,600 of principal into 1,627,777 common shares during the year end February 28, 2018. The following is a summary of the debt conversions:

Date	Principle Converted	Shares issued	Conversion Price

16-Mar-17	2,900	805,555	0.0036
7-Apr-17	3,700	822,222	0.0045
Total year ended 2-28-18	$6,600	1,627,777

The following is a detail of convertible debt as of February 28, 2019 and February 28, 2018:

Description	Feb 28, 2019	Feb 28, 2018

One convertible promissory note in the amount of $60,000, with maturity date of December 9, 2018, bearing interest 0% per annum, convertible into common stock at conversion prices equal to 60% of the lowest price in the prior 20 trading days.	$-	$800
Less: debt discount	-
Less: debt payoff	-	(800)
Total	-	-
Less: current portion	-	-
Long-term convertible debt, net	$-	$-

Debt Discount

No Debt discount was recorded during the year ended February 28, 2019 and the year ended February 28, 2018.

The Company amortized $0 and $4,238 during the year ended February 28, 2019, and February 28, 2018, respectively, to amortization of debt discount.

Debt discount consisted of the following at February 28, 2019 and February 28, 2018, respectively:

	As of	As of
	February 28, 2019	February 28, 2018

Debt discount	$-	$58,026
Accumulated amortization of debt discount	-	(58,026)
Debt discount - net	$-	$-

Derivative Liabilities

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value.

The following schedule shows the fair value of the derivative liabilities for the years ending February 28, 2018 after the convertible note was paid off in full.

For the year ended February 28, 2018

Derivative liabilities - February 28, 2017	$9,156
Add fair value at the commitment date for convertible notes issued during the three months	-
Fair value reduction for derivatives due to note conversion	(12,276)
Fair value mark to market adjustment for derivatives	4,363
Derivatives extinguishment due to debt payoff	(1,243)
Derivative liabilities – February 28, 2018	-
Less: current portion	-
Long-term derivative liabilities February 28, 2018	$-

During the year ended February 28, 2018, the Company recorded change in derivatives liability of $4,363 and reduction of derivatives liability of $12,276 due to conversion and derivatives extinguishment of $1,243 due to debt payoff.

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

As of February 28, 2019, the Company had a $443,607 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $390,828 for Ms. Yan Li at February 28, 2018. The loans are non-interest bearing, due upon demand and unsecured.

A related party created a website that was active beginning in August of 2015 and billed the Company $25,000. The expense of this website is being amortized over 36 months at the rate of $694 per month. It was fully amortized by August of 2018.

A related party company is providing accounting service to the company at an estimated annual service fee of $23,000.

From November 2017, the Company started to purchase cosmetic products from a related party controlled by our CEO. The Company purchased a total of $33,093 and $8,842 in inventory from the related party at the end of February 28, 2019 and 2018 respectively.

NOTE 6 – ACCRUED OFFICER COMPENSATION AND STOCK COMPENSATION

On December 15, 2015, the Company entered into employment agreements with its president, Ms. Yan Li, and its former secretary and treasurer, Mr. Robert Ireland. Both agreements were retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, both Ms. Yan and Mr. Ireland shall receive an annual salary of $100,500 and 100,000 shares of the Company’s common stock.

On August 30, 2017, Mr. Robert Ireland resigned as Secretary/Treasurer of the company. Additionally, upon his resignation, he surrendered all outstanding equity compensation to the company and agreed to cancel all outstanding debt of the company that was owed to him for past compensation in the amount of $410,715.

On January 15, 2019, the board of the company approved new compensation to its five officers including two new appointed directors. The five directors waived their salary and receives total 500,000 shares each year for a term of three years.

As of February 28, 2019, a total of $535,500 had been accrued as salary compensation payable to its president compared to $460,125 to her at February 28, 2018.

As of February 28, 2019, a total of $159,750 in stock compensation expense had been recorded to five officers compared to a total of $317,625 in stock compensation had been recorded for the same period in the prior year to four officers, including one resigned officer.

 NOTE 7 – INCOME TAX

At February 28, 2019, the Company had unused federal and state net operating loss carryforwards available of approximately $900,194, which may be applied against future taxable income, if any, and which expire in various years through 2038.

This loss carry-forward expires according to the following schedule:

Year Ending February 28, 2019	Amount

2034	$54,197
2035	-
2036	539,420
2037	107,453
2038	118,828
2039	80,296
Total	$900,194

The following is a reconciliation of the tax provision as calculated at the statutory tax rate to the provision as recognized for the years ended February 28, 2019 and February 28, 2018:

	2019	2018
Tax provision at statutory rates	$(66,381)	$(207,987)
Effect of permanent and Temporary difference(s)	49,519	166,397
Change in valuation allowance	16,862	41,590
Net tax expense	$-	$-

There were permanent differences and temporary differences to reconcile the tax provision for the years ended February 28, 2019 and 2018, other than the change in valuation allowance of $16,862 and $41,590, respectively. All tax years from inception remain open for examination by the tax authorities.

In addition to tax loss carry forward, unrecognized deferred tax assets as of February 28, 2019 and 2018, primarily related to accrued officer compensation not deductible until paid for income tax purposes amounted to $ 15,829 and $52,763, respectively.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has authorized share capital of 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

As referenced in Note 6, On December 15, 2015, the Company entered into Employment Agreements with its president and its former secretary and treasurer. The Agreements are retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the Agreement, each officer will receive 100,000 shares of the Company’s common stock as compensation each year. The company valued these shares of stock compensation at $2.10 per share based on the quoted market price of shares of common stock on the effective date of the Agreement.

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

During the year ended February 28, 2018, total 150,000 shares valued at $315,000 stock compensation to its CEO and former secretary and treasurer was recorded based on above Employment Agreements.

During the year ended February 28, 2018, convertible debt of $6,600 was converted into 1,627,777 shares of common stock as provided for in the convertible note agreement. Associated with the note conversion, derivative liability was reduced by $12,276.

On January 15, 2019, Company’s Board of Directors renewed the employment agreement with its CEO and decided to grant its CEO and other four officers and directors, including two new appointed directors, total 500,000 shares as stock compensation each year for a term of three years. The granted restricted stock is valued based on stock market price of $0.036 per share at stock grant date.

During the year ended February 28, 2019, total 137,500 shares valued at $159,750 stock compensation to its CEO and other four officers was recorded based on above Employment Agreements and board meeting resolution.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to February 28, 2019 to May 17, 2019, the date when the financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that, as of February 28, 2019, our internal controls over financial reporting were ineffective because: (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) due to the lack of employees, the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2019. Because of our overall limited financial resources, we cannot estimate when we may begin to remediate any of the foregoing deficiencies and the time frame in which they will be remediated if and when begun.

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

ITEM 9B OTHER INFORMATION.

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position
Yan Li	49	President, Chief Executive Officer and Director
Lei Wang	46	Chief Financial Officer and Director
Kecheng Xu	30	Secretary, Treasurer and Director
Marino Papazoglou	61	Director
Brian Cheng	57	Director

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

Lei Wang is a resident of the USA. Mr. Wang has been our Chief Financial Officer and a member of the Board of Directors since August 30, 2017. Mr. Wang has over 19 years of accounting and audit work experience at public and private companies, including reconciliation supervisor at financial administration office of Prairie View A&M University from 2011 to 2013; auditor at a CPA firm in Houston from 2013 to 2016; the owner of financial and accounting service firm Wang LSC Consulting LLC from 2017 to date. Mr. Wang holds a master degree in accounting from Texas A&M university and is a licensed CPA member in Texas, USA.

Kecheng Xu is a resident of China. Mr. Xu has been our Secretary, Treasurer and a member of the Board of Directors of the Company since August 30, 2017. Mr. Xu has over 5 years financial work experience at private sector, including: Jiu Feng Investment Management Shanghai Ltd from 2012 to date and Equity investment manager at TFTR Investment Co. Ltd from 2016 to date. Mr. Xu holds a Financial MBA from Shanghai Advanced Institute of Finance (SJTU), and received a bachelor degree in Economics from the University of British Columbia in Canada.

Marino Papazoglou is a resident of the USA, Mr. Marino has been the CEO & President of International Specialty Supply, a global leader of Sprout Seeds, Equipment and Natural Powder Ingredients since 2018. Mr. Papazoglou has held executive leadership positions in the food ingredients, food products and specialty chemicals industries and has extensive experience accomplishing challenging business objectives worldwide. Mr. Papazoglou has a Bachelor of Science Chemistry Degree from State University of New York and a Master in Business Administration from New York Institute of Technology.

Brian Cheng is a resident of the USA. Mr. Cheng currently is holding a dual position as the Chief Technical Officer and broad member of BioMark Technologies Inc. and was formerly the Asian business/technical manager of Sensient for 8 years. Prior to his commercial experience, he also served 19 years in Monsanto as an organic chemist and 7 years in Mallinckrodt Pharmaceutical as the Operation Excellent manager. Brian has an extensive experience in pharmaceutical and medicinal products experience. Currently he has more than 20 patents granted and 10 pending patents. Mr. Cheng obtained his bachelor degrees in Chemistry from Indiana University and a master degree in chemistry from Washington University.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our equity securities that are registered pursuant to Section 12 of the Securities Exchange Act, to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. During the fiscal year ended February 28, 2019, Mr. Marino Papazoglou and Brian Cheng have failed to filed Form 3s.

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
								Change in
								Pension
								Value &
								Non-quali-
							Non-Equity	fied
							Incentive	Deferred	All
							Plan	Compen-	Other
					Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary		Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position	Year	($)		($)	($)	($)	(S)	($)	($)	($)

Yan Li President, CEO (1)	2019	75,375		-	158,400	-	-	-	-	233,775

Lei Wang , CFO (2)	2019	-	[2]	-	450	-	-	-	23,000	23,450

Kecheng Xu Secretary, Treasurer, Director (3)	2019	-	[3]	-	225	-	-	-	-	225

Brian Cheng, Director (4)	2019	-	[4]		450	-	-	-	-	450

Marino Papazoglou, Director (5)	2019	-	[5]	-	225	-	-	-	-	225

___________

1

On December 15, 2015, the Company entered into employment agreements with its president and CEO, Ms. Yan Li, the agreements were retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Ms. Yan shall receive an annual salary of $100,500 and 100,000 shares of the Company’s common stock. On January 15, 2019, Ms. Li’s compensation agreement was renewed  by the Board. Ms. Li was granted 200,000 shares each year for a term of three years based on board resolution. The granted shares have a value of $0.036 per shares based on stock market price on the stock grant date. A total of $15,840 stock compensation was recorded at the end of year February 28, 2019.

2

On August 30, 2017 Lei Wang became our Chief Financial Officer. Mr. Wang receives no salary compensation. Mr. Wang was paid stock compensation from time to time based on business progress. Mr. Wang was granted 200,000 shares of restricted common stock at the time of his appointment. The restricted stock has a value of $2,100 based on stock market price of $0.0105 per share on the stock grant date. On January 15, 2019, Mr.Wang was granted 100,000 shares each year for a term of three years based on board resolution. The granted shares have a value of $0.036 per shares based on stock market price on the stock grant date. A total of $450 stock compensation was recorded at the end of year February 28, 2019. The company paid a separate legal entity controlled by Mr. Wang for service fee of $23,000 during year end of February 28, 2019.

3

Mr. Kecheng Xu became the Secretary, Treasurer and a director of the Company on August 30, 2017. Mr. Xu receives no salary compensation. Mr. Xu was paid stock compensation from time to time based on business progress. Mr. Xu was granted 50,000 shares of restricted common stock at the time of his appointment. The restricted stock has a value of $525 base on stock market price of $0.0105 per share one the stock grant date. On January 15, 2019, Mr. Xu was granted 50,000 stock compensation shares each year for a term of three years based on board meeting resolution. The granted shares have a value of $0.036 per shares based on stock market price one the stock grant date. Total $225 of stock compensation was recorded at the end of year February 28, 2019.

4.

Mr. Brian Cheng became board director of the Company on January 15, 2019. Mr.Cheng receives no salary compensation. Mr. Cheng was paid stock compensation from time to time based on business progress. On January 15, 2019, Mr. Cheng was granted 100,000 stock compensation shares each year for a term of three year at the time of his appointment. The granted shares have a value of $0.036 per share based on stock market price on the stock grant date.

5.

Mr. Marino Papazoglou became board director of the Company on January 15, 2019. Mr. Papazoglou receives no salary compensation. Mr.Papazoglou was paid stock compensation from time to time based on business progress. On January 15, 2019, Mr. Papazoglou was granted 50,000 stock compensation shares each year for a term of three year at the time of his appointment. The granted shares have a value of $0.036 per share based on stock market price on the stock grant date.

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

Mr. Robert Ireland resigned as the secretary and treasurer of the Company on August 30, 2017. Upon his resignation, 175,000 shares that were granted to him as stock compensation and were valued at $367,500 were cancelled with the par value of $175 reducing the balance of common stock outstanding. He agreed to cancel all outstanding debt of the company that was owed to him for past compensation in the amount of $410.715.

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

Directors’ Compensation

The persons who served as members of our board of directors, three of them are also our executive officers, did not receive separate compensation for their services as directors in fiscal years ended February 28, 2019 and 2018.

Option Exercises and Stock Vested

There were no options issued, outstanding, exercised or vested during the years ended February 28, 2019 and February 28, 2018. There were no unvested stock awards outstanding at the same dates.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of May 17, 2019: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of May 17, 2019, there were 18,694,041 shares of our common stock outstanding. We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons named in the table below have sole voting and sole investment power with respect to all shares of common stock that they beneficially owned, subject to applicable community property laws.

Name and address of beneficial owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Yan Li, President, Chief Executive Officer & Director	6,171,548	33.12%
Lei Wang, Chief Financial Officer & Director	279,167	1.50%
Kecheng Xu, Treasurer, Secretary and Director	93,083	0.50%
Brian Cheng, Director	29,167	0.16%
Marino Papazoglou, Director	14,583	0.08%
All executive officers and directors as a group (Persons)	6,587,548	35.36%

__________

(1) The address of each of our executives is c/o the Company at 10F.,Yunfeng Building,No.478 Wuzhong RD, Shanghai, China 201103.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal years ended February 28, 2019 and February 28, 2018, Ms. Yan Li, our President, CEO, and a director, personally paid $52,778 and $107,939, respectively, for various expenses on behalf of Jubilant Flame International Ltd. The Company did not enter into any loan agreement with respect to those advances.

On December 15, 2015, the Company entered into employment agreements with its president, Ms. Yan Li, the agreements were retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Ms. Yan shall receive an annual salary of $100,500 and 100,000 shares of the Company’s common stock. On January 15, 2019, Ms. Li’s compensation agreement was renewed by the board. Ms. Li was granted 200,000 shares each year for a term of three years based on board resolution. The granted shares have a value of $0.036 per shares based on stock market price at stock grant date. Total of $15,840 stock compensation was recorded at the end of year February 28, 2019.

 On August 30, 2017 Lei Wang became an Executive Financial Officer. Mr. Wang receives no salary compensation. Mr. Wang was paid stock compensation from time to time base on business progress. Mr. Wang was granted 200,000 shares of restricted common stock at the time of his appointment. The restricted stock has a value of $2,100 based on stock market price of $0.0105 per share at stock grant date. On January 15, 2019, Mr. Wang was granted 100,000 shares each year for a term of three years based on board resolution. The granted shares have a value of $0.036 per shares based on stock market price at stock grant date. The company paid a separate legal entity controlled by Mr. Wang for service fee of $23,000 during year end of February 28, 2019 and $16,000 during the year end of February 28, 2018 respectively.

Mr. Kecheng Xu became Secretary, Treasurer and a director of the Company on August 30, 2017. Mr. Xu receives no salary compensation. Mr. Xu was paid stock compensation from time to time based on business progress. Mr. Xu was granted 50,000 shares of restricted common stock at the time of his appointment. The restricted stock has a value of $525 base on stock market price of $0.0105 per share at stock grant date. On January 15, 2019, Mr. Xu was granted 50,000 stock compensation shares each year for a term of three years based on board meeting resolution. The granted shares has a value of $0.036 per shares based on stock market price on the stock grant date.

On August 30, 2017, Mr. Robert Ireland, resigned as Secretary, Treasurer and CFO of the Company. Additionally, upon his resignation, he surrendered all outstanding equity compensation to the Company and agreed to cancel outstanding loan to the company of $840 and all outstanding debt of the company that was owed to him for past compensation in the amount of $409,875.

Mr. Brian Cheng became board director of the Company on January 15, 2019. Mr. Xu receives no salary compensation. Mr. Xu was paid stock compensation from time to time based on business progress. On January 15, 2019, Mr. Cheng was granted 100,000 stock compensation shares each year for a term of three year at the time of his appointment. The granted shares has a value of $0.036 per share based on stock market price on the stock grant date.

Mr. Marino Papazoglou became board director of the Company on January 15, 2019. Mr. Papazoglou receives no salary compensation. Mr. Xu was paid stock compensation from time to time based on business progress. On January 15, 2019, Mr. Papazoglou was granted 50,000 stock compensation shares each year for a term of three year at the time of his appointment. The granted shares have a value of $0.036 per share based on stock market price on the stock grant date.

As at February 28, 2019, the Company had a $443,607 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $390,829 for her at February 28, 2018. The loans are non-interest bearing, due upon demand and unsecured.

A related party created a website, that was active beginning in August of 2015, and billed the Company $25,000. The expense of this website is being amortized over 36 months at the rate of $694 per month.

A related party is providing accounting service to the company, at an estimated annual service fee of $23,000.

From November 2017, the Company started to purchase Acropass Products from related party owned and controlled by our CEO for the products’ resale in the United States. By the end of February 28, 2019, the Company purchase total $41,935 inventory from the related party.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended February 28, 2019 and February 28, 2018, we engaged Thayer O’Neal Company as the Company’s independent registered public accounting firm.

For the years ended February 28, 2019, and February 28, 2018, we incurred fees as discussed below:

Fiscal Year Ended
	February 28, 2019	February 28, 2018

Audit fees	$16,500	$13,500
Audit – related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

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

JUBILANT FLAME INTERNATIONAL, LTD.

Date: May 17, 2019	By:	/s/ Yan Li
Yan Li
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 17, 2019	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: May 17, 2019	By:	/s/ Lei Wang
Lei Wang
Chief Financial Officer (Principal Financial Officer) and Director

Date: May 17, 2019	By:	/s/ Kecheng Xu
Kecheng Xu
(Secretary, Treasurer) and Director

