Form 10-Q
period 2019-05-31
Jubilant Flame International, Ltd
filed 2019-07-12
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

As of July 12, 2019, there are 18,673,208 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company” and the “Registrant” refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL LTD

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE THREE-MONTH PERIODS ENDED May 31, 2019

JUBILANT FLAME INTERNATIONAL, LTD

Balance Sheets

Unaudited

	May 31,	February 28,
	2019	2019
ASSETS

Current assets
Cash	$11,261	$12,115
Accounts receivable	599	279
Inventory	4,628	7,293
Prepaid expenses	6,000	9,000
Total current assets	22,488	28,687

Total Assets	$22,488	$28,687

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$10,957	$42,011
Due to related party	41,935	2,178
Accrued officer compensation	535,500	535,500
Loan payable - related parties	449,946	443,606
Total current liabilities	1,038,338	1,023,295

Total Liabilities	1,038,338	1,023,295

Stockholders' Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 18,673,208 and 18,548,208 shares issued and outstanding, respectively	18,673	18,548
Additional paid in capital	2,423,108	2,418,733
Accumulated deficit	(3,457,631)	(3,431,889)
Total Stockholders' Deficit	(1,015,850)	(994,608)
Total Liabilities and Stockholders' Deficit	$22,488	$28,687

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD
Statements of Operations
(Unaudited)

	For the three months ended
	May 31,
	2019	2018

Sales of goods	$6,330	$8,241
Total revenue	6,330	8,241
Costs and Operating Expenses:
Cost of goods sold	2,718	3,560
Operating, selling, general and administrative	$29,354	$114,316
Total operating expenses	32,072	117,876

Income (loss) from operations	(25,742)	(1,109,635)

Other income (expense):
Other income (expense), net	-	-

Loss before provision for income tax	(25,742)	(109,635)
Provision for income tax:	-	-

Net loss	$(25,742)	$(109,635)

Net loss per share (Basic and fully diluted)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	18,549,567	18,410,980

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

Statements of Changes in Stockholders' Deficit

(Unaudited)

	Common Stock		Additional paid in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balances at February 28, 2019	18,548,208	$18,549	$2,418,733	$(3,431,889)	$(994,608)
Shares issued for stock compensation	125,000	125	4,375		4,500
Net loss for the period				(25,742)	(25,742)
Balances at May 31, 2019	18,673,208	$18,674	$2,423,108	$(3,457,631)	$(1,015,850)

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

Statements of Cash Flows

(Unaudited)

	For the three months ended May 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(25,742)	$(109,635)

Adjustments to reconcile net (loss) to net cash (used in) operating activities
Website amortization	-	2,083
Share based compensation	4,500	52,500
Changes in Current Assets and Liabilities:
Account receivable	(320)	550
Inventory	2,665	2,430
Prepaid expense	3,000	2,500
Accounts payable	(39,054)	7,557
Due to related party	47,757	(2,895)
Accrued officer's compensation	-	25,125
Net cash used in operating activities	(7,194)	(19,785)
Cash Flows from Financing Activities:
Net proceeds from related party loans	6,340	20,025
Net cash provided by financing activities	6,340	20,025
Net Increase (Decrease) In Cash	(854)	240
Cash at The Beginning Of The Period	12,115	8,036
Cash at The End Of The Period	$11,261	$8,276
Supplemental Disclosure
Cash paid for interest	-	-
Cash paid for income tax	-	-
	$-	$-

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

Notes to Financial Statements

May 31, 2019

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

Interim Financial Information

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of May 31, 2019, results of operations, changes in stockholders' equity (deficit) and cash flows for the three month periods ended May 31, 2019 and 2018, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

Recent Accounting Pronouncements

Pronouncements Adopted in Fiscal 2018

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU represents a single comprehensive model to recognize revenue to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The Company adopts this ASU from the interim period ending May 31, 2018, under the modified retrospective approach. The implementation of this ASU resulted in no adjustment to retained earnings and current financial statements.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of May 31, 2019 the Company had current assets of $22,488, and current liabilities total $1,038,338 resulting in a working capital deficit of $1,015,850. The Company currently has small scale trading activities and has an accumulated deficit of $3,457,631 as of May 31, 2019. This raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSE

The Company is paying an annual fee for its OTC Markets service. The service period is from December 1, 2018 to November 30, 2019. The service charge is recorded as a prepaid expense and amortized using straight line amortization over the service period. The prepaid expense balance is $6,000 as of May 31, 2019 compared to $9,000 as of February 28, 2019.

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

As of May 31, 2019, the Company had a $449,946 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $443,606 for Ms. Yan Li at February 28, 2018. The loans are non-interest bearing, due upon demand and unsecured.

A related party is providing accounting service to the company at an estimated annual service fee of $23,000. From November 2017, the Company started to purchase cosmetic products from a related party controlled by our CEO. As of the three-month period ended May 31, 2019, the Company incurred a total of $49,935 due to related party for inventory purchase and accrued service fee. This compares with a total of $44,112 due to related party for inventory purchase and accrued service fee at February 28, 2019.

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

As of May 31, 2019, a total of $535,500 had been accrued as salary compensation payable compared to $535,500 at February 28, 2019 to the president only.

During the three months ended May 31, 2019, a total of $4,500 stock compensation had been recorded to the five senior officers compared to $52,500 for the same period in the prior year to the president.

NOTE 7 – STOCKHOLDERS’ EQUITY

For the quarter ended May 31, 2019, a total of 125,000 Shares were issued to the president and other four senior officers as stock compensation. Total value of $4,500 has been recorded for the stock compensation.

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

 Results of Operations

Revenue

We recognized $6,330 sales revenue in the three months ended May 31, 2019 compared to $8,241 sales revenue in the three months ended May 31, 2018.

Operating Expenses

For the three months ended May 31, 2019 compared to the three months ended May 31, 2018

The major components of our operating expenses for the three months ended May 31, 2019 and 2018 are outlined in the table below:

	Three Months Ended	Three Months Ended
	May 31,	May 31,
	2019	2018

Officer compensation	$4,500	$77,625
Professional fee	18,000	20,950
Web amortization expense	-	2,083
Selling expense	2,763	10,998
Office expense and other	4,091	2,659
Total operating expenses	$29,354	$114,316

The $84,962 decrease in our operating costs for the three months ended May 31, 2019 compared to three months ended May 31, 2018, was mainly due to a decrease of $73,125 in officer salary compensation as a result of waiving of officer salary since January, 2019, and reduction in stock compensation to officers, and a decrease of $8,236 in selling expense due to new product campaign and promotion activity reduction.

Other Expenses

No other expense during the period of three months ended May 31, 2019 and 2018.

Net Loss

For the three months ended May 31, 2019, we recognized a net loss of $25,742 compared to the net loss of $109,635 for the corresponding period in 2018.

Liquidity and Capital Resources

Working Capital

	May 31, 2019	February 28, 2019
Current Assets	$22,488	$28,687
Current Liabilities	$1,038,338	$1,023,295
Working Capital Deficit	$(1,015,850)	$(994,608)

As of May 31, 2019, the Company had current assets of $22,488, primarily comprising of cash of $11,261, prepaid expenses of $6,000 and inventory of $4,628, and current liabilities of $1,038,338, resulting in a working capital deficit of $1,015,850. The Company had limited profitable trading activities and has an accumulated deficit of $3,457,631 as at May 31, 2019. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Cash Flows from Operating Activities

Our net cash used in operating activities decreased by $12,591in the three months ended May 31, 2019 compared to the net cash used in operating activities in the three months ended May 31, 2018, representing a decrease of 63.6%. The decrease in net cash used in operating activities was primarily the result of a $8,236 decrease in selling expense and $2,950 decrease in professional fee expense.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the three months ended May 31, 2019 or 2018.

Cash Flows from Financing Activities

Our cash provided by financing activities decreased from $20,025 for the three months ended May 31, 2018 to $6,340 for the three months ended May 31, 2019. In both periods, cash was provided by way of loans from related parties.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. There is no effects that the adoption, January 1, 2019, of ASU 2016-02 will have on the Company’s financial statements.

Off Balance Sheet Arrangements

As of May 31, 2019, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three months ended May 31, 2019, and currently we are not involved in any pending litigation or legal proceedings.

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

JUBILANT FLAME INTERNATIONAL LTD

Date: July 12, 2019	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: July 12, 2019	By:	/s/ Lei Wang
Lei Wang
(Principal Financial Officer) and Director

