Form 10-Q
period 2019-08-31
Jubilant Flame International, Ltd
filed 2019-10-02
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

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

As of October 2, 2019, there are 18,798,208 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company” and the “Registrant” refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL LTD

2

PART I – FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE THREE-MONTH PERIODS ENDED August 31, 2019

JUBILANT FLAME INTERNATIONAL, LTD
Balance Sheets
Unaudited

	August 31,	February 28,
	2019	2019
ASSETS

Current assets
Cash	$2,401	$12,115
Accounts receivable	1,513	279
Inventory	4,924	7,293
Prepaid expenses	3,000	9,000
Total current assets	11,838	28,687

Total Assets	$11,838	$28,687

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$153	$42,011
Due to related party	52,044	2,178
Accrued officer compensation	535,500	535,500
Loan payable - related parties	452,893	443,606
Total current liabilities	1,040,590	1,023,295

Total Liabilities	1,040,590	1,023,295

Stockholders’ Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 18,798,208 and 18,548,208 shares issued and outstanding, respectively	18,799	18,548
Additional paid in capital	2,427,482	2,418,733
Accumulated deficit	(3,475,033)	(3,431,889)
Total Stockholders’ Deficit	(1,028,752)	(994,608)
Total Liabilities and Stockholders’ Deficit	$11,838	$28,687

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD
Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	August 31,		August 31,
	2019	2018	2019	2018

Sales of goods	$10,185	$5,849	$16,515	14,091
Total revenue	10,185	5,849	16,515	14,091
Costs and Operating Expenses:
Cost of goods sold	4,832	3,926	7,551	7,486
Operating, selling, general and administrative	22,755	95,309	$52,108	$209,626
Total operating expenses	27,587	99,235	59,659	217,112

Income(loss) from operations	(17,402)	(93,386)	(43,144)	(203,021)
Other income (expense):
Other income( expense), net	-	-	-	-
Other income (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(17,402)	(93,386)	(43,144)	(203,021)
Net income (loss)	$(17,402)	$(93,386)	$(43,144)	$(203,021)

Net loss per share
(Basic and fully diluted)	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	18,674,567	18,435,980	18,612,067	18,423,480

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

Statements of Changes in Stockholders’ Deficit

(Unaudited)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balances at February 28, 2019	18,548,208	$18,549	$2,418,733	$(3,431,889)	$(994,608)
Shares issued for stock compensation	125,000	125	4,375		4,500
Net loss for the period				(25,742)	(25,742)
Balances at May 31, 2019	18,673,208	$18,674	$2,423,108	$(3,457,631)	$(1,015,850)
Shares issued for stock compensation	125,000	125	4,375		4,500
Net loss for the period				(17,402)	(17,402)
Balances at August 31, 2019	18,798,208	$18,799	$2,427,483	$(3,475,033)	$(1,028,752)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balances at February 28, 2018	18,410,708	$18,411	$2,259,120	$(3,115,790)	$(838,259)
Shares issued for stock compensation	25,000	25	52,475		52,500
Net loss for the period				(109,635)	(109,635)
Balances at May 31, 2018	18,435,708	$18,436	$2,311,595	$(3,225,425)	$(895,394)
Shares issued for stock compensation	25,000	25	52,475		52,500
Net loss for the period				(93,386)	(93,386)
Balances at August 31, 2018	18,460,708	$18,461	$2,364,070	$(3,318,811)	$(936,280)

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD
Statements of Cash Flows
(Unaudited)

	For the six months ended August 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(43,144)	$(203,021)

Adjustments to reconcile net (loss) to net cash (used in) operating activities
Website amortization	-	3,473
Share based compensation	9,000	105,000
Changes in Current Assets and Liabilities:
Account receivable	(1,234)	474
Inventory	2,369	(1,531)
Prepaid expense	6,000	5,000
Accounts payable	49,866	9,894
Due to related party	(41,858)	43
Accrued officer’s compensation	-	50,250
Net cash used in operating activities	(19,001)	(30,418)
Cash Flows from Financing Activities:
Net proceeds from related party loans	9,287	25,832
Net cash provided by financing activities	9,287	25,832
Net (Decrease) In Cash	(9,714)	(4,586)
Cash at The Beginning Of The Period	12,115	8,036
Cash at The End Of The Period	$2,401	$3,450

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

Notes to Financial Statements

August 31, 2019

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

Interim Financial Information

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of August 31, 2019, results of operations, changes in stockholders’ equity (deficit) and cash flows for the three month periods ended August 31, 2019 and 2018, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of August 31, 2019 the Company had current assets of $11,838, and current liabilities total $1,040,590 resulting in a working capital deficit of $1,028,752. The Company currently has small scale trading activities and has an accumulated deficit of $3,475,033 as of August 31, 2019. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSE

The Company is paying an annual fee for its OTC Markets service. The service period is from December 1, 2018 to November 30, 2019. The service charge is recorded as a prepaid expense and amortized using straight line amortization over the service period. The prepaid expense balance is $3,000 as of August 31, 2019 compared to $9,000 as of February 28, 2019.

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

As of August 31, 2019, the Company had a $452,893 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $443,606 for Ms. Yan Li at February 28, 2019. The loans are non-interest bearing, due upon demand and unsecured.

A related party is providing accounting service to the company at an estimated annual service fee of $23,000. From November 2017, the Company started to purchase cosmetic products from a related party controlled by our CEO. As of the six-month period ended August 31, 2019, the Company incurred a total of $52,044 due to related party for inventory purchase and accrued service fee. This compares with a total of $44,112 due to related party for inventory purchase and accrued service fee at February 28, 2019.

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

As of August 31, 2019, a total of $535,500 had been accrued as salary compensation payable compared to $535,500 at February 28, 2019 to the president only.

During the three months ended August 31, 2019, a total of $4,500 stock compensation had been recorded to the five senior officers compared to $52,500 for the same period in the prior year to the president.

NOTE 7 – STOCKHOLDERS’ EQUITY

For the six months ended August 31, 2019, a total of 250,000 Shares were issued to the president and other four senior officers as stock compensation. Total value of $9,000 has been recorded for the stock compensation.

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

Results of Operations

Revenue

We recognized $10,185 sales revenue in the three months and $16,515 in six months ended August 31, 2019 compared to $5,849 sales revenue in the three months and $14,091 sales revenue in the six months ended August 31, 2018.

Operating Expenses

For the three months ended August 31, 2019 compared to the three months ended August 31, 2018

The major components of our operating expenses for the three months ended August 31, 2019 and 2018 are outlined in the table below:

	Three Months Ended	Three Months Ended
	August 31, 2019	August 31, 2018

Officer compensation	$4,500	$77,625
Selling expense	$3,898	$2,500
Professional fee	$11,257	$10,106
OTC Filing fees	$3,000	$2,500
Office expense	$100	$1,188
Web Amortization expense	$-	$1,390
Total operating expenses	$22,755	$95,309

The $72,555 decrease in our operating costs for the three months ended August 31, 2019 compared to three months ended August 31, 2018, was mainly due to a decrease of $73,125 in officer salary compensation as a result of waiving of officer salary since January, 2019, and reduction in stock compensation to officers.

For the six months ended August 31, 2019 compared to the three months ended August 31, 2018

The major components of our operating expenses for the six months ended August 31, 2019 and 2018 are outlined in the table below:

	Six Months Ended	Six Months Ended
	August 31, 2019	August 31, 2019

Officer compensation	$9,000	$155,250
Selling expense	$6,661	$13,498
Transfer agent	$3,350	$3,350
Edgar filing fees	$1,459	$1,467
Accounting & Audit fees	$22,900	$23,500
OTC Filing fees	$6,000	$5,000
Office expense	$1,191	$1,348
Web Amortization expense	$-	$3,473
Legal fees	$1,548	$2,739
Total operating expenses	$52,108	$209,626

The $157,517 decrease in our operating costs for the six months ended August 31, 2019 compared to six months ended August 31, 2018, was mainly due to a decrease of $146,250 in officer salary compensation as a result of waiving of officer salary since January, 2019, and reduction in stock compensation to officers, and a decrease of $6,838 in selling expense due to new product campaign and promotion activity reduction.

Other Expenses

No other expense during the period of three months and six months ended August 31, 2019 and 2018.

Net Loss

For the three months ended August 31, 2019, we recognized a net loss of $17,402 compared to the net loss of $93,386 for the corresponding period in 2018.

For the six months ended August 31, 2019, we recognized a net loss of $43,144 compared to the net loss of $203,021 for the corresponding period in 2018.

Liquidity and Capital Resources

Working Capital

	August 31, 2019	February 28, 2019
Current Assets	$11,838	$28,687
Current Liabilities	$1,040,590	$1,023,295
Working Capital Deficit	$(1,028,752)	$(994,608)

As of August 31, 2019, the Company had current assets of $11,838, primarily comprising of cash of $2,401, inventory of $4,924 and prepaid expense of $3,000, and current liabilities of $1,040,590, resulting in a working capital deficit of $1,028,752. The Company had limited profitable trading activities and has an accumulated deficit of $3,475,033 as at August 31, 2019. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows from Operating Activities

Our net cash used in operating activities decreased by $11,417 in the six months ended August 31, 2019 compared to the net cash used in operating activities in the six months ended August 31, 2018, representing a decrease of 37.6%. The decrease in net cash used in operating activities was primarily the result of a $6,838 decrease in selling expense and $1,799 decrease in professional fee expense.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the six months ended August 31, 2019 or 2018.

Cash Flows from Financing Activities

Our cash provided by financing activities decreased from $25,832 for the six months ended August 31, 2018 to $9,287 for the six months ended August 31, 2019. In both periods, cash was provided by way of loans from related parties.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company adopts this ASU on January 1, 2019. There is no effects that the adoption of ASU 2016-02 will have on the Company’s financial statements.

Off Balance Sheet Arrangements

As of August 31, 2019, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the six months ended August 31, 2019, and currently we are not involved in any pending litigation or legal proceedings.

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

JUBILANT FLAME INTERNATIONAL LTD

Date: October 2, 2019	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: October 2, 2019	By:	/s/ Lei Wang
Lei Wang
(Principal Financial Officer) and Director

