Form 10-Q
period 2019-11-30
Jubilant Flame International, Ltd
filed 2020-01-08
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

As of January 8, 2020, there are 18,923,208 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company” and the “Registrant” refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL LTD

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE THREE-MONTH PERIODS ENDED NOVEMBER 30, 2019

JUBILANT FLAME INTERNATIONAL, LTD
Balance Sheets
(Unaudited)

	November 30,	February 28,
	2019	2019
ASSETS

Current assets
Cash	$7,124	$12,115
Accounts receivable	13,171	279
Inventory	25	7,293
Prepaid expenses	12,000	9,000
Total current assets	32,320	28,687

Total Assets	$32,320	$28,687

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$377	$42,011
Due to related party	57,763	2,178
Accrued officer compensation	535,500	535,500
Loan payable - related parties	473,372	443,606
Total current liabilities	1,067,012	1,023,295

Total Liabilities	1,067,012	1,023,295

Stockholders’ Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 18,923,208 and 18,548,208 shares issued and outstanding at November 30, 2019 and February 28, 2019, respectively	18,924	18,548
Additional paid in capital	2,431,858	2,418,733
Accumulated deficit	(3,485,474)	(3,431,889)
Total Stockholders’ Deficit	(1,034,692)	(994,608)
Total Liabilities and Stockholders’ Deficit	$32,320	$28,687

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD
Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2019	2018	2019	2018

Sales of goods	$20,434	$24,099	$36,949	38,190
Total revenue	20,434	24,099	36,949	38,190
Costs and Operating Expenses:
Cost of goods sold	5,209	16,856	12,760	24,342
Operating, selling, general and administrative	25,665	101,458	$77,774	$311,084
Total operating expenses	30,874	118,314	90,534	335,426

Income(loss) from operations	(10,440)	(94,215)	(53,585)	(297,236)
Other income (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(10,440)	(94,215)	(53,585)	(297,236)
Net income (loss)	$(10,440)	$(94,215)	$(53,585)	$(297,236)

Net loss per share
(Basic and fully diluted)	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding	18,799,582	18,460,983	18,674,117	18,435,890

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

Statements of Changes in Stockholders’ Deficit

(Unaudited)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balances at February 28, 2019	18,548,208	$18,549	$2,418,733	$(3,431,889)	$(994,608)
Shares issued for stock compensation	125,000	125	4,375		4,500
Net loss for the period				(25,742)	(25,742)
Balances at May 31, 2019	18,673,208	$18,674	$2,423,108	$(3,457,631)	$(1,015,850)
Shares issued for stock compensation	125,000	125	4,375		4,500
Net loss for the period				(17,402)	(17,402)
Balances at August 31, 2019	18,798,208	$18,799	$2,427,483	$(3,475,033)	$(1,028,752)
Shares issued for stock compensation	125,000	125	4,375		4,500
Net loss for the period				(10,440)	(10,440)
Balances at November 30, 2019	18,923,208	$18,924	$2,431,858	$(3,485,473)	$(1,034,692)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balances at February 28, 2018	18,410,708	$18,411	$2,259,120	$(3,115,790)	$(838,259)
Shares issued for stock compensation	25,000	25	52,475		52,500
Net loss for the period				(109,635)	(109,635)
Balances at May 31, 2018	18,435,708	$18,436	$2,311,595	$(3,225,425)	$(895,394)
Shares issued for stock compensation	25,000	25	52,475		52,500
Net loss for the period				(93,386)	(93,386)
Balances at August 31, 2018	18,460,708	$18,461	$2,364,070	$(3,318,811)	$(936,280)
Shares issued for stock compensation	25,000	25	52,475		52,500
Net loss for the period				(94,215)	(94,215)
Balances at November 30, 2018	18,485,708	$18,486	$2,416,545	$(3,413,026)	$(977,995)

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD
Statements of Cash Flows
(Unaudited)
	For the nine months ended November 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(53,585)	$(297,236)

Adjustments to reconcile net (loss) to net cash (used in) operating activities
Website amortization	-	3,473
Share based compensation	13,501	157,500
Changes in Current Assets and Liabilities:
Account receivable	(12,892)	(2,370)
Inventory	7,268	(3,880)
Prepaid expense	(3,000)	(4,500)
Accounts payable	(41,947)	3,170
Due to related party	55,898	28,993
Accrued officer’s compensation	-	75,375
Net cash used in operating activities	(34,757)	(39,475)
Cash Flows from Financing Activities:
Net proceeds from related party loans	29,766	47,321
Net cash provided by financing activities	29,766	47,321
Net (Decrease) In Cash	(4,991)	7,846
Cash at The Beginning Of The Period	12,115	8,036
Cash at The End Of The Period	$7,124	$15,882

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

Notes to Financial Statements

November 30, 2019

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

From the third quarter of the fiscal year ended February 28, 2020, the company started to provide technical service to customer to develop nutrition beverage series products to sell in the USA market. Currently the nutrition beverage series include SEA-BUCKTHORN and Organic Sprouting Powder.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Interim Financial Information

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of November 30, 2019, results of operations, changes in stockholders’ equity (deficit) and cash flows for the three month periods ended November 30, 2019 and 2018, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of November 30, 2019 ,the Company had current assets of $32,320, and current liabilities total $1,067,012 resulting in a working capital deficit of $1,034,692. The Company currently has small scale trading activities and has an accumulated deficit of $3,485,474 as of November 30, 2019. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSE

The Company is paying an annual fee for its OTC Markets service. The service period is from December 1, 2019 to November 30, 2020. The service charge is recorded as a prepaid expense and amortized using straight line amortization over the service period. The prepaid expense balance is $12,000 as of November 30, 2019 compared to $9,000 as of February 28, 2019.

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

As of November 30, 2019, the Company had a $473,372 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $443,606 for Ms. Yan Li at February 28, 2019. The loans are non-interest bearing, due upon demand and unsecured.

A related party is providing accounting service to the company at an estimated annual service fee of $23,000. From November 2017, the Company started to purchase products from a related party controlled by our CEO. As of the nine-month period ended November 30, 2019, the Company incurred a total of $57,763 due to related party for inventory purchase and accrued service fee. This compares with a total of $2,178 due to related party for inventory purchase and accrued service fee at February 28, 2019.

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

As of November 30, 2019, a total of $535,500 had been accrued as salary compensation payable compared to $535,500 at February 28, 2019 to the president only.

During the three months ended November 30, 2019, a total of $4,500 stock compensation had been recorded to the five senior officers compared to $52,500 for the same period in the prior year to the president.

NOTE 7 – STOCKHOLDERS’ EQUITY

For the nine months ended November 30, 2019, a total of 375,000 Shares were issued to the president and other four senior officers as stock compensation. Total value of $13,500 has been recorded for the stock compensation.

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

From the fourth quarter of the fiscal year ended February 28, 2018, the Company started to market and sell cosmetics products imported from Asia -Acropass Series products – in the United States market. The Company purchased the inventory from a related party company in China. The Company contracted with a third party to operate the online shopping platform and marketing campaign in the United States. From the third quarter of the fiscal year ended February 28, 2020, the company started to provide technical service to third party companies to develop nutrition beverage series products to sell in the USA market. Currently the nutrition beverage series include SEA-BUCKTHORN and Organic Sprouting Powder.

The Company has the right to develop and market medical products under a license from BioMark. The primary intended products include Bone-Induction Artificial Bone (“BIAB”) and Vacuum Sealing Drainage (“VSD”) but the Company currently does not have any plan to deploy such licenses and is focusing its operation on the Acropass products.

Results of Operations

Revenue

We recognized $20,434 sales revenue in the three months and $36,949 in nine months ended November 30, 2019 compared to $24,099 sales revenue in the three months and $38,190 sales revenue in the nine months ended November 30, 2018.

Operating Expenses

For the three months ended November 30, 2019 compared to the three months ended November 30, 2018

The major components of our operating expenses for the three months ended November 30, 2019 and 2018 are outlined in the table below:

	Three Months Ended	Three Months Ended
	November 30, 2019	November 30, 2018

Officer compensation	$4,500	$77,625
Selling expense	$4,753	$10,898
Professional fee	$12,325	$10,367
OTC Filing fees	$3,000	$2,500
Office expense	$1,087	$69
Total operating expenses	$25,665	$101,459

The $75,794 decrease in our operating costs for the three months ended November 30, 2019 compared to three months ended November 30, 2018, was mainly due to a decrease of $73,125 in officer salary compensation as a result of waiving of officer salary since January, 2019, and reduction in stock compensation to officers.

For the nine months ended November 30, 2019 compared to the nine months ended November 30, 2018

The major components of our operating expenses for the nine months ended November 30, 2019 and 2018 are outlined in the table below:

	Nine Months Ended	Nine Months Ended
	November 30, 2019	November 30, 2019

Officer compensation	$13,500	$232,875
Selling expense	$11,414	$24,395
Transfer agent	$5,000	$5,000
Edgar filing fees	$2,184	$2,184
Accounting & Audit fees	$32,850	$31,500
OTC Filing fees	$9,000	$7,500
Office expense	$2,278	$1,418
Web Amortization expense	$-	$3,473
Legal fees	$1,548	$2,739
Total operating expenses	$77,774	$311,084

The $233,310 decrease in our operating costs for the nine months ended November 30, 2019 compared to nine months ended November 30, 2018, was mainly due to a decrease of $219,375 in officer salary compensation as a result of waiving of officer salary since January, 2019, and reduction in stock compensation to officers, and a decrease of $12,981 in selling expense due to new product campaign and promotion activity reduction.

Other Expenses

No other expense during the period of three months and nine months ended November 30, 2019 and 2018.

Net Loss

For the three months ended November 30, 2019, we recognized a net loss of $10,440 compared to the net loss of $94,215 for the corresponding period in 2018.

For the nine months ended November 30, 2019, we recognized a net loss of $53,585 compared to the net loss of $297,236 for the corresponding period in 2018.

Liquidity and Capital Resources

Working Capital

	November 30, 2019	February 28, 2019
Current Assets	$32,320	$28,687
Current Liabilities	$1,067,012	$1,023,295
Working Capital Deficit	$(1,034,692)	$(994,608)

As of November 30, 2019, the Company had current assets of $32,320, primarily comprising of cash of $7,124, inventory of $25 and prepaid expense of $12,000, and current liabilities of $1,067,012, resulting in a working capital deficit of $1,034,692. The Company had limited profitable trading activities and has an accumulated deficit of $3,485,474 as at November 30, 2019. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows from Operating Activities

Our net cash used in operating activities decreased by $4,718 in the nine months ended November 30, 2019 compared to the net cash used in operating activities in the nine months ended November 30, 2018, representing a decrease of 11.9%. The decrease in net cash used in operating activities was primarily the result of a $12,981 decrease in selling expense .

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the nine months ended November 30, 2019 or 2018.

Cash Flows from Financing Activities

Our cash provided by financing activities decreased from $47,321 for the nine months ended November 30, 2018 to $29,766 for the nine months ended November 30, 2019. In both periods, cash was provided by way of loans from related parties.

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

Off Balance Sheet Arrangements

As of November 30, 2019, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the nine months ended November 30, 2019, and currently we are not involved in any pending litigation or legal proceedings.

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

JUBILANT FLAME INTERNATIONAL LTD

Date: January 8, 2020	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: January 8, 2020	By:	/s/ Lei Wang
Lei Wang
(Principal Financial Officer) and Director

