Form 10-K
period 2020-02-29
Jubilant Flame International, Ltd
filed 2020-05-12
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2020

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

There was no active public trading market for the common stock. Based on recorded trades as of August 30, 2019, the aggregate market value of 10,813,993 common stock held by non-affiliates was $692,096.

As of May 12, 2020, there are 19,152,375 shares of common stock issued and outstanding.

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

In the beginning of 2020, the Company ceased the marketing and selling of cosmetic products in the United States.

From the third quarter of year ended February 29,2020, the company started to provide technical support services for development of new nutrition material and product to customers. The technical support focuses on a nutrition food series which is selling in the USA market. Currently, the nutrition food series include SEA-BUCKTHORN and Organic Sprouting Powder. The company’s technology background directors provide excellent technical service to manufacturers in the USA.

Principal Products and Service

By the third quarter of year ended February 29,2020, the Company had purchased two type of Acropass products for resale in the United States from Rubyfield – Acropass Trouble Care for acne treatment and Acropass Ageless Lifter for wrinkle treatment (collectively, “Acropass Products”). The Acropass Products are made of hydrocolloid patches with dissolving microstructures. The microstructures contain hyaluronic acid and epidermal growth factor. Hyaluronic Acid is a natural moisturizing agent that delivers nutrients to skin cells and blocks water evaporation from the skin, enabling the skin to maintain adequate amounts of water. EGF protects the skin’s innate natural growth and robustness by preventing the appearance of skin aging and sagging. Both ingredients work together to improve the appearance of skin elasticity and reduces the appearance of wrinkles and acne.

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

In the beginning of 2020, the Company ceased the marketing and selling of cosmetic products in the United States.

From the third quarter of year ended February 29, 2020, the company started to provide technical support services in connection with nutritionally oriented food that include Sea-Buckthourn and Organic Spouting Powder. The company’s technology background directors make our service match customers needs well.

Marketing and Distribution Methods

We do not have any brick-and-mortar stores and sells the Acropass Products directly to our customers on our own website or via Amazon. We hired the Manager to manage the sales and distribution of our products, but we did not engage any distributors to distribute our products. Based on our sales and inventories, we ordered additional inventory from Rubyfield under the Resale Agreement. Rubyfield then shipped the inventory from China to the Manager in the United States and the Manager fulfills our customers’ orders on the website and via Amazon.

Because we were essentially an online business, we directly targeted our customers by promoting our products on our website or via social media, internet advertisement and media reviews. On our products shopping website, http://www.acropass-shop.com/, we had detailed product descriptions, promotional videos and photos to educate our customers about our products and address potential concerns and questions from our customers.

In addition to our website, we also utilized social medical platforms to market our products. we had established a Facebook account that allows us to promote our skin care products and interact with our existing and potential customers. We also had presence on Instagram and Twitter and regularly launch social media campaign on different platforms until we ceased the marketing and selling of cosmetic products in the United States.

As we just started our technical support service for development of nutrition food to manufacturers, our service expanding reply on referral currently.

Competition

The skin care product in the United States is very competitive. Brand recognition, quality of products, packaging, ingredients, celebrity effects and price are some of the many factors that impact consumers’ choices among competing products and brands. Marketing, promotion, merchandising, branding, and positive customer and media review have a significant impact on consumers’ buying decisions. We compete against a number of companies, most of which have substantially greater resources than we do.

Our principal competitors consist of well-known, multinational manufacturers and marketers, most of which design, manufacture, market and sell their products under multiple brand names. We also faced competition from smaller independent brands, skin care specialty websites, as well as some retailers.

The company’s technical support service to nutrition food industry is unique. SEA-BUCKTHORN is highly beneficial to the heart disease, diabetes, and boost the immune system treatment. Organic Sprouting Powder contains high level of plant protein. We believe we will gain recognition among our targeted customers.

Principal Supplier

Rubyfield is the principal and sole supplier of the Company’s Acropass Products. The Company entered into a Resale Agreement with Rubyfield, pursuant to which the Company agrees to purchase Acropass Products from Rubyfield. The Resale Agreement expires on December 31, 2019 and the Company didn’t renew the agreement upon the expiration.

Intellectual Property

Through a Resale Agreement with Rubyfield, the Company has the rights to distribute Acropass Products in the United States. The Company does not own any intellectual property nor did the Company enter into any license arrangement with Raphas or Rubyfield with respect to Acropass Products or their intellectual property.

In addition to the promotional material provided by Rubyfield under the Resale Agreement, the Company created promotional material related to Acropass Products, including videos, photographs and marketing material. The Company owns the intellectual property rights to such promotional material.

From the third quarter of year ended February 28,2020, the company started to provide technical support services of development of new healthy material and product to customers. The company believes its technology background directors may develop new intellectual property in this new service business area.

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

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTCQB Bulletin Board under the symbol “JFIL”. Because we are quoted on the OTCQB Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. Although there is trading in our common stock from time to time, there is no established market for our common stock. In the past year, it has traded the price per share has been in the $0.02 to $0.094 range during the year ended February 29,2020. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transaction values.

Holders

As of February 29, 2020, there were 41 total record holders of 19,048,208 shares of the Company’s common stock. We believe we have additional shareholders who hold their shares on a beneficial basis in “street name.”

Dividends

The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the intention of management to utilize all available funds for the development of the Company’s business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered security

Between December 2015 and February 29, 2020, the Company issued 525,000 shares of common stock to its CEO, Ms. Yan Li, under her employment agreement, 362,500 shares to its current CFO, Mr. Lei Wang, 106,250 shares to its current Secretary/Treasurer, Mr. Kecheng Xu, 112,500 shares to its new board director Brian Cheng, 56,250 shares to its new board director Mario Papazoglou for compensation purposes. The issuance of shares to officers were made in reliance upon the exemption from securities registration afforded by Section 4(2) of the 1933 Act. (See Item 11 – Executive Compensation – Employment Agreements and Related Transactions.)

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended February 29, 2020 and February 28, 2019.

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

Results of Operations

Sales

From last quarter of the fiscal year ended February 28, 2018, we started to promote and sell our new cosmetic products in the United States market. We purchase the Acropass Products and other Products from an affiliated company in China. We recognized $36,997 and $53,143 revenues during the fiscal years ended February 29, 2020 and February 28, 2019 respectively.

Advertising expense

To promote our new cosmetics products, Acropass series, in the United States market, we entered a contract with a third party to run a marketing campaign and manage the sales of the products. We incurred a total of $85 and $1,599 in marketing expenses for the year ended February 29, 2020 and February 28, 2019 respectively.

Cost and operating expense

The major components of our expenses for the fiscal years ended February 29, 2020 and February 28, 2019 are outlined in the table below:

	Year Ended	Year Ended
	Feb 29,	Feb 28,
	2020	2019

Cost goods sold	12,794	32,092
Selling expense	12,108	31,671
Officer compensation	18,000	235,125
Amortization expense	-	3,473
Transfer agent	7,225	6,125
Edgar filing fees	2,909	3,540
OTC Filing fees	12,000	10,500
Office expense	1,273	1,598
Legal fees	2,982	2,739
Accounting fees	42,800	39,500
Travel expense	1,054	1,280
Campaign marketing expense	-	1,599
Total cost and operating expenses	113,145	369,242

Our cost and operating expenses decreased $256,097 for the year ended February 29, 2020, compared to the fiscal year ended February 28, 2019. The decrease was mainly due to $217,125 decrease in officer compensation. We have also incurred a decrease expense of $19,563 related to selling expenses and a decrease expense of $19,298 in cost goods sold in 2020, compared to the fiscal year ended February 28, 2019.

Other Expenses

Other expenses decreased to $ Nil for the year ended February 29, 2020 and February 28, 2019 respectively.

Net Loss

During the years ended February 29, 2020 and 2019, the Company realized a net loss of $76,148 and $316,099, respectively.

Liquidity and Capital Resources

Working Capital	As of February 29, 2020	As of February 28, 2019

Current Assets	$29,030	$28,687
Current Liabilities	$1,081,786	$1,023,295
Working Capital Deficit	$(1,052,756)	$(994,608)

The increase in the Company’s working capital deficit between the fiscal years ended February 29, 2020 and 2019 was mainly due to the increase of total $46,339 due to the CEO.

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Year Ended February 29, 2020	Year Ended February 28, 2019
Cash used in operating activities	$(47,827)	$(48,700)
Cash used in investing activities	$-	$-
Cash provided by financing activities	$46,339	$52,778
Net increase (decrease) in cash	$(1,488)	$4,078

Cash Flows from Operating Activities

During the fiscal year ended February 29, 2020, we used $47,827 in operating activities compared to $48,700 during the fiscal year ended February 28, 2019, the decrease is mainly due to $1,599 decrease of campaign marketing expense.

During the fiscal year ended February 29, 2020, we incurred a net loss of $76,148, compare to a net loss of $316,099 during the fiscal year ended February 28, 2019, the decrease is mainly due to $217,125 decrease of officer compensation.

Cash Flows from Investing Activities

We did not spend funds in investing activities during the year ended February 29, 2020 and February 28, 2019.

Cash Flows from Financing Activities

During the year ended February 29, 2020, we generated $46,339 in financing activities compared to $52,778 during the year ended February 28, 2019, the decrease is due to proceed decrease from the CEO.

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

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE YEARS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of

Jubilant Flame International, Ltd.

Shanghai, China

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Jubilant Flame International, Ltd. (the “Company”) as of February 29, 2020 and February 28, 2019, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020 and February 28, 2019, and the results of its operations and its cash flows for each of the two years in the period ended February 29, 2020, in conformity with U.S generally accepted accounting principles.

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

Emphasis of a Matter

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

/s/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

We have served as the Company’s auditor since 2017

Sugar Land, Texas

May 12, 2020

JUBILANT FLAME INTERNATIONAL, LTD

BALANCE SHEETS

FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

	February 29,	February 28,
	2020	2019
ASSETS

Current assets
Cash	$10,628	$12,115
Account receivable	9,402	279
Inventory	-	7,293
Prepaid expenses	9,000	9,000
Total current assets	29,030	28,687

Total Assets	$29,030	$28,687

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$8,698	$42,011
Due to Related Party	47,643	2,178
Accrued officer compensation	535,500	535,500
Loan payable - related parties	489,945	443,606
Total current liabilities	1,081,786	1,023,295

Total Liabilities	1,081,786	1,023,296

Commitment and Contingencies	-	-

Stockholders’ Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 19,048,208 and 18,548,208 shares issued and outstanding respectively	19,049	18,548
Additional paid in capital	2,436,233	2,418,733
Accumulated deficit	(3,508,038)	(3,431,889)
Total Stockholders’ Deficit	(1,052,756)	(994,608)

Total Liabilities and Stockholders’ Deficit	$29,030	$28,687

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

	Year Ended	Year Ended
	February 29,	February 28,
	2020	2019

Sales of goods	$36,997	$53,143
Total sales	36,997	53,143
Cost and Operating Expenses:
Cost of goods sold	12,794	32,092
Operating, selling, general and administrative	100,351	337,150
Total operating expenses	113,145	369,242

Loss from operations	(76,148)	(316,099)
Provision for income tax:	-	-

Net loss	$(76,148)	$(316,099)

Net loss per share
(Basic and fully diluted)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding	18,736,391	18,455,708

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at February 28, 2018	18,410,708	$18,411	$2,259,120	$(3,115,790)	$(838,259)

Shares issued for stock compensation	137,500	138	159,613		159,750

Net loss for the year				(316,099)	(316,099)

Balances at February 28, 2019	18,548,208	$18,549	$2,418,733	$(3,431,889)	$(994,608)

Shares issued for stock compensation	500,000	500	17,500		18,000

Net loss for the year				(76,148)	(76,148)

Balances at February 29, 2020	19,048,208	$19,048	$2,436,233	$3,508,037	$(1,052,756)

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

	Year Ended	Year Ended
	February 29, 2020	February 28, 2019
Cash flows from operating activities
Net loss	$(76,148)	$(316,099)
Adjustments to reconcile net loss to net cash used in operating activities
Website amortization	-	3,473
Issued stock compensation	18,000	159,750
Changes in Current Assets and Liabilities
Account receivable	(9,123)	315
Inventory	7,293	(1,360)
Prepaid expense	-	(1,500)
Accounts payable and accrued liabilities	12,152	31,347
Accrued officer’s compensation	-	75,375
Net cash used in operating activities	(47,826)	(48,699)

Cash flows from financing activities
Net proceeds from related party loans	46,339	52,778
Debt payment	-	-
Net cash provided by financing activities	46,339	52,778

Net Increase (Decrease) In Cash	(1,487)	4,079

Cash at beginning of year	12,115	8,036

Cash at end of year	$10,628	$12,115

Schedule of Non-Cash Investing and Financing Activities	-	-
Supplemental Disclosure
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

NOTE 1 – ORGANIZATION AND OPERATIONS

Jubilant Flame International, Ltd. (the “Company”), was formed on September 29, 2009 under the name Liberty Vision, Inc. The Company provided web development and marketing services for clients. On August 18, 2015, the Company changed its name to Jubilant Flame International, Ltd.

From the fourth quarter of the fiscal year ended February 28, 2018, the Company started to market and sell cosmetics products imported from Asia, Acropass Series products, in the United States market. The Company purchased the inventory from a related party company in China. The Company contracted with a third party to operate the online shopping platform and marketing campaign in the United States until January 2020.

From the third quarter of the year ended February 29, 2020, the company began providing technical support services for development of new nutrition food products to sell to customers in USA.

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

The Company values inventories at the lower of cost or net realizable value as determined primarily by the retail inventory method of accounting, using the first-in, first-out (“FIFO”) method.

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect as of the date of the issuance of these financial statements.

In October 2018, FASB issued ASU No. 2018-17, Consolidation - Targeted Improvements to Related Party Guidance for Variable Interest Entities (Topic 810). ASU No. 2018-17 guidance eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. Instead, the reporting entity will consider such indirect interests on a proportionate basis. This pronouncement is effective for public entities for fiscal years ending after December 15, 2019, with early adoption permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update addresses several aspects of the accounting for nonemployee share-based payment transactions and expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The main provisions of the update change the way nonemployee awards are measured in the financial statements. Under the simplified standards, nonemployee options will be valued once at the date of grant, as compared to at each reporting period end under ASC 505-50. At adoption, all awards without established measurement dates will be revalued one final time, and a cumulative effect adjustment to retained earnings will be recorded as the difference between the pre-adoption value and new value. Companies will be permitted to make elections to establish the expected term and either recognize forfeitures as they occur or apply a forfeiture rate. Compensation expense recognition using a graded vesting schedule will no longer be permitted. This pending content is the result of the FASB’s Simplification Initiative, to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. Because the Company does not currently have any outstanding awards to non-employees for which a measurement date has not been established the adoption of ASU 2018-07 does not have a material impact to the Company’s financial statements and related disclosures upon adoption. The adoption of this standard will change the way that the Company accounts for non-employee compensation in the future

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. Because the Company does not currently have any lease, the adoption of ASU 2016-02 does not have a material impact to the Company’s financial statements and related disclosures upon adoption. The adoption of this standard will change the way that the Company accounts lease in the future

Fair Value of Financial Instruments

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

Revenue Recognition

Sales

The Company recognizes eCommerce sales revenue, net of sales taxes and estimated sales returns, upon delivery to the customer. Additionally, estimated sales returns are calculated using historical experience of actual returns as a percent of sales. No estimated sales returns were recorded by the year end February 29, 2020 and February 28, 2019.

Cost of Sales

Cost of sales includes actual product cost, the cost of transportation to the Company’s distribution facilities.

Operating, Selling, General and Administrative Expenses

Operating, selling, general and administrative expenses include all operating costs of the Company, except cost of sales, as described above.

Advertising Costs

Advertising costs are expensed as incurred, consist primarily of video advertisements and are recorded in operating, selling, general and administrative expenses in the Company’s Statements of Income. Advertising costs zero and $1,599 for fiscal 2020 and 2019, respectively.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of February 29, 2020, the Company had a working capital deficit of $1,052,756. The Company currently has limited profitable trading activities and has an accumulated deficit of $3,508,038 as of February 29, 2020. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

As of February 29, 2020, the Company had a $489,945 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $443,606 for Ms. Yan Li as of February 28, 2019. The loans are non-interest bearing, due upon demand and unsecured.

A related party company is providing accounting service to the company at an estimated annual service fee of $23,000.

From November 2017, the Company began purchasing cosmetic and sprout products from two related parties controlled by our CEO. The Company purchased a total of $5,708 and $33,093 in inventory from the two related parties at the end of February 29, 2020 and February 28, 2019 respectively.

NOTE 5 – ACCRUED OFFICER COMPENSATION AND STOCK COMPENSATION

On December 15, 2015, the Company entered into employment agreements with its president, Ms. Yan Li, and its former secretary and treasurer, Mr. Robert Ireland. Both agreements were retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, both Ms. Yan and Mr. Ireland shall each receive an annual salary of $100,500 and 100,000 shares of the Company’s common stock.

On August 30, 2017, Mr. Robert Ireland resigned as Secretary/Treasurer of the company. Additionally, upon his resignation, he surrendered all outstanding equity compensation to the company and agreed to cancel all outstanding debt of the company that was owed to him for past compensation in the amount of $410,715.

On January 15th, 2019, the board of the company approved new compensation to its five officers including two new appointed directors. The five directors waived their salary and will receive a total of 500,000 shares each year for a term of three years.

As of February 29, 2020, a total of $535,500 had been accrued as accrued officer compensation payable to its president compared to $535,500 as of February 28, 2019.

As of February 29, 2020, a total of $18,000 in stock compensation expense had been recorded to five officers compared to a total of $159,750 in stock compensation recorded for the same period as of February 28, 2019.

NOTE 6 – INCOME TAX

At February 29, 2020, the Company had unused federal and state net operating loss carryforwards available of approximately $949,708, which may be applied against future taxable income, if any, and which expire in various years through 2040.

This loss carry-forward expires according to the following schedule:

Year Ending February 29, 2020	Amount

2034	$54,197
2035	-
2036	539,420
2037	107,453
2038	118,828
2039	80,296
2040	49,514
Total	$949,708

The following is a reconciliation of the tax provision as calculated at the statutory tax rate to the provision as recognized for the years ended February 29, 2020 and February 28, 2019:

	2020	2019
Tax provision at statutory rates	$(15,991)	$(66,381)
Effect of permanent and Temporary difference(s)	5,593	49,519
Change in valuation allowance	10,398	16,862
Net tax expense	$-	$-

There were permanent differences and temporary differences to reconcile the tax provision for the years ended February 28, 2020 and 2019, other than the change in valuation allowance of $10,398 and $16,862, respectively. All tax years from inception remain open for examination by the tax authorities.

In addition to tax loss carry forward, unrecognized deferred tax assets as of February 29, 2020 and 2019, primarily related to accrued officer compensation and other accrued expense not deductible until paid for income tax purposes amounted to $ 1,813 and $15,829, respectively.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has authorized share capital of 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On January 15, 2019, Company’s Board of Directors renewed the employment agreement with its CEO and decided to grant its CEO and other four officers and directors, including two newly appointed directors, a total of 500,000 shares as stock compensation each year for a term of three years. The granted restricted stock is valued based on stock market price of $0.036 per share at stock grant date.

As of February 29, 2020, a total of 500,000 shares valued at $18,000 in stock compensation expense had been recorded for five officers compared to a total of 137,500 shares valued at $159,750 in stock compensation to the same five directors as of February 28, 2019.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to February 29, 2020 to May 12, 2020, the date when the financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of February 29, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that, as of February 29, 2020, our internal controls over financial reporting were ineffective because: (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) due to the lack of employees, the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 29, 2020. Because of our overall limited financial resources, we cannot estimate when we may begin to remediate any of the foregoing deficiencies and the time frame in which they will be remediated if and when begun.

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

ITEM 9B OTHER INFORMATION.

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position
Yan Li	50	President, Chief Executive Officer and Director
Lei Wang	47	Chief Financial Officer and Director
Kecheng Xu	31	Secretary, Treasurer and Director
Marino Papazoglou	62	Director
Brian Cheng	58	Director

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

Lei Wang is a resident of the USA. Mr. Wang has been our Chief Financial Officer and a member of the Board of Directors since August 30, 2017. Mr. Wang has over 20 years of accounting and audit work experience at public and private companies, including reconciliation supervisor at financial administration office of Prairie View A&M University from 2011 to 2013; auditor at a CPA firm in Houston from 2013 to 2016; the owner of financial and accounting service firm Wang LSC Consulting LLC from 2017 to date. Mr. Wang holds a master degree in accounting from Texas A&M university and is a licensed CPA member in Texas, USA.

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

Brian Cheng is a resident of the USA, Mr. Cheng currently is holding a dual position as the Chief Technical Officer and broad member of BioMark Technologies Inc. and was formerly the Asian business/technical manager of Sensient for 8 years. Prior to his commercial experience, he also served 19 years in Monsanto as an organic chemist and 7 years in Mallinckrodt Pharmaceutical as the Operation Excellent manager. Brian has an extensive experience in pharmaceutical and medicinal products experience. Currently he has more than 20 patents granted and 10 pending patents. Mr. Cheng obtained his bachelor degrees in Chemistry from Indiana University and a master degree in chemistry from Washington University.

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

ITEM 11 EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during fiscal years 2020 and 2019 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
							Non-quali-
						Non-Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)

Yan Li President, CEO	2020	-1	-	7,200	-	-	-	-	7,200

Lei Wang , CFO	2020	-2	-	3,600	-	-	-	23,000	26,600

Kecheng Xu Secretary, Treasurer, Director	2020	-3	-	1,800	-	-	-	-	1,800

Brian Cheng, Director	2020	-4		3,600	-	-	-	-	3,600

Marino Papazoglou, Director	2020	-5	-	1,800	-	-	-	-	1,800

___________

1

On December 15, 2015, the Company entered into employment agreements with its president and CEO, Ms. Yan Li, the agreements were retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Ms. Yan shall receive an annual salary of $100,500 and 100,000 shares of the Company’s common stock. On January 15, 2019, Ms. Li’s compensation agreement was renewed by the Board. Ms. Li was granted 200,000 shares each year for a term of three years based on board resolution. The granted shares have a value of $0.036 per shares based on stock market price on the stock grant date. A total of $7,200 stock compensation was recorded at the end of year February 29, 2020.

2

On August 30, 2017 Lei Wang became our Chief Financial Officer. Mr. Wang receives no salary compensation. Mr. Wang was paid stock compensation from time to time based on business progress. Mr. Wang was granted 200,000 shares of restricted common stock at the time of his appointment. The restricted stock has a value of $2,100 based on stock market price of $0.0105 per share on the stock grant date. On January 15, 2019, Mr.Wang was granted 100,000 shares each year for a term of three years based on board resolution. The granted shares have a value of $0.036 per shares based on stock market price on the stock grant date. A total of $3,600 stock compensation was recorded at the end of year February 29, 2020. The company paid a separate legal entity controlled by Mr. Wang for service fee of $23,000 during year end of February 29, 2020.

3

Mr. Kecheng Xu became he Secretary, Treasurer and a director of the Company on August 30, 2017. Mr. Xu receives no salary compensation. Mr. Xu was paid stock compensation from time to time based on business progress. Mr. Xu was granted 50,000 shares of restricted common stock at the time of his appointment. The restricted stock has a value of $525 base on stock market price of $0.0105 per share one the stock grant date. On January 15, 2019, Mr. Xu was granted 50,000 stock compensation shares each year for a term of three years based on board meeting resolution. The granted shares have a value of $0.036 per shares based on stock market price one the stock grant date. Total $1,800 of stock compensation was recorded at the end of year February 29, 2020.

4.

Mr. Brian Cheng became board director of the Company on January 15, 2019. Mr.Cheng receives no salary compensation. Mr. Cheng was paid stock compensation from time to time based on business progress. On January 15, 2019, Mr. Cheng was granted 100,000 stock compensation shares each year for a term of three year at the time of his appointment. The granted shares have a value of $0.036 per share based on stock market price on the stock grant date. Total $3,600 of stock compensation was recorded at the end of year February 29, 2020.

5.

Mr. Marino Papazoglou became board director of the Company on January 15, 2019. Mr. Papazoglou receives no salary compensation. Mr.Papazoglou was paid stock compensation from time to time based on business progress. On January 15, 2019, Mr. Papazoglou was granted 50,000 stock compensation shares each year for a term of three year at the time of his appointment. The granted shares have a value of $0.036 per share based on stock market price on the stock grant date. Total $1,800 of stock compensation was recorded at the end of year February 29, 2020.

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

Our current Chief Financial Officer, Secretary/Treasurer and other two directors receive no salary compensation instead been paid stock compensation from time to time based on the performance of the Company.

On January 15, 2019, the company granted its five directors granted 500,000 shares each year for a term of three years based on board resolution. The granted shares have a value of $0.036 per shares based on stock market price on the stock grant date.

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

Directors’ Compensation

The persons who served as members of our board of directors, three of them are also our executive officers, did not receive separate compensation for their services as directors in fiscal years ended February 29, 2020 and 2019.

Option Exercises and Stock Vested

There were no options issued, outstanding, exercised or vested during the years ended February 29, 2020 and February 28, 2019. There were no unvested stock awards outstanding at the same dates.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of May 12, 2020: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (10%) of any class of our outstanding shares. As of May 12, 2020, there were 19,048,208 shares of our common stock outstanding. We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons named in the table below have sole voting and sole investment power with respect to all shares of common stock that they beneficially owned, subject to applicable community property laws.

Name and address of beneficial owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Yan Li, President, Chief Executive Officer & Director	6,379,882	33.3%
Lei Wang, Chief Financial Officer & Director	383,333	2.0%
Kecheng Xu, Treasurer, Secretary and Director	116,667	0.6%
Brian Cheng, Director	133,333	0.7%
Marino Papazoglou, Director	66,667	0.3%
All executive officers and directors as a group (Persons)	7,079,882	37.0%

__________

(1) The address of each of our executives is c/o the Company at 10F.,Yunfeng Building, No.478 Wuzhong RD, Shanghai, China 201103.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal years ended February 29, 2020 and February 28, 2019, Ms. Yan Li, our President, CEO, and a director, personally paid $46,338 and $52,778, respectively, for various expenses on behalf of Jubilant Flame International Ltd. The Company did not enter into any loan agreement with respect to those advances.

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

On August 30, 2017 Lei Wang became an Executive Financial Officer. Mr. Wang receives no salary compensation. Mr. Wang was paid stock compensation from time to time base on business progress. Mr. Wang was granted 200,000 shares of restricted common stock at the time of his appointment. The restricted stock has a value of $2,100 based on stock market price of $0.0105 per share at stock grant date. On January 15, 2019, Mr. Wang was granted 100,000 shares each year for a term of three years based on board resolution. The granted shares have a value of $0.036 per shares based on stock market price at stock grant date. The company paid a separate legal entity controlled by Mr. Wang. Total service fee of $23,000 during year end of February 29, 2020 and $23,000 during the year end of February 28, 2019 respectively.

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

As at February 29, 2020, the Company had a $489,945 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $443,607 for her at February 28, 2019. The loans are non-interest bearing, due upon demand and unsecured.

From November 2017, the Company started to purchase Acropass Products from related party owned and controlled by our CEO for the products’ resale in the United States. By the end of February 29, 2020, the Company purchase total $47,035 inventory from the related party.

From October 2019, the Company started to purchase Sprout Products from related party owned and controlled by our CEO for the products’ resale in the United States. By the end of February 29, 2020, the Company purchase total $608 inventory from the related party.

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

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. All of our directors are officers or employee of the Company, and therefore, we have no independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended February 29, 2020 and February 28, 2019, we engaged Thayer O’Neal Company, LLC

For the years ended February 29, 2020, and February 28, 2019, we incurred fees as discussed below:

Fiscal Year Ended
	February 29, 2020	February 28, 2019

Audit fees	$19,800	$16,500
Audit – related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

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

PART IV

ITEM 15 EXHIBITS

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
31.1**	Certification of the President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following material from the Form 10-K Report of the Registrant for the year ended February 29, 2020, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statement of Changes in Shareholders’ Deficit, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

_________

* Previously Filed

** Filed herewith

+ Management employment arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUBILANT FLAME INTERNATIONAL, LTD.

Date: May 12, 2020	By:	/s/ Yan Li
Yan Li
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 12, 2020	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: May 12, 2020	By:	/s/ Lei Wang
Lei Wang
Chief Financial Officer (Principal Financial Officer) and Director

