Form 10-Q
period 2020-05-31
Jubilant Flame International, Ltd
filed 2020-07-10
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

As of July 10, 2020, there are 19,048,208 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company” and the “Registrant” refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL LTD

PART I – FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE THREE-MONTH PERIODS ENDED May 31, 2020

JUBILANT FLAME INTERNATIONAL, LTD
Balance Sheets
(Unaudited)

	May 31,	February 29,
	2020	2020
ASSETS

Current assets
Cash	$5,586	$10,628
Accounts receivable	9,384	9,402
Prepaid expenses	6,000	9,000
Total current assets	20,970	29,030

Total Assets	$20,970	$29,030

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$614	$8,698
Due to related party	55,643	47,643
Accrued officer compensation	535,500	535,500
Loan payable - related parties	500,569	489,945
Total current liabilities	1,092,326	1,081,786

Total Liabilities	1,092,326	1,081,786

Stockholders' Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 19,048,208 shares issued and outstanding, respectively	19,049	19,049
Additional paid in capital	2,440,733	2,436,233
Accumulated deficit	(3,531,138)	(3,508,038)
Total Stockholders' Deficit	(1,071,356)	(1,052,756)

Total Liabilities and Stockholders' Deficit	$20,970	$29,030

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD
Statement of Operations
(Unaudited)

	For the three months ended
	May 31,
	2020	2019

Sales of goods	$-	$6,330
Total revenue	-	6,330
Costs and Operating Expenses:
Cost of goods sold	-	2,718
Operating, selling, general and administrative	$23,100	$29,354
Total operating expenses	23,100	32,072

Loss from operations	(23,100)	(25,742)

Other income (expense):
Other income (expense), net	-	-

Loss from continuing operations before provision for income tax	(23,100)	(25,742)
Provision for income tax:	-	-

Net Loss	$(23,100)	$(25,742)

Net Loss per share (Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	19,048,208	18,549,567

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

Statement of Changes in Stockholders' Deficit

(Unaudited)

	Common Stock		Additional paid in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balances at February 29, 2020	19,048,208	$19,048	$2,436,233	$(3,508,037)	$(1,052,756)
Shares issued for stock compensation			4,500		4,500
Net loss for the period				(23,100)	(23,100)
Balances at May 31, 2020	19,048,208	$19,048	$2,440,733	$(3,531,137)	$(1,071,356)

	Common Stock		Additional paid in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balances at February 28, 2019	18,548,208	$18,549	$2,418,733	$(3,431,889)	$(994,608)
Shares issued for stock compensation	125,000	125	4,375		4,500
Net loss for the period				(25,742)	(25,742)
Balances at May 31, 2019	18,673,208	$18,674	$2,423,108	$(3,457,631)	$(1,015,850)

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD
Statement of Cash Flows
(Unaudited)
	For the three months ended May 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(23,100)	$(25,742)

Adjustments to reconcile net (loss) to net cash (used in) operating activities
Website amortization	-	-
Share based compensation	4,500	4,500
Changes in Current Assets and Liabilities:
Account receivable	18	(320)
Inventory	-	2,665
Prepaid expense	3,000	3,000
Accounts payable	(8,084)	(39,054)
Due to related party	8,000	47,757
Accrued officer's compensation	-	-
Net cash provided by (used for) operating activities	(15,666)	(7,194)
Cash Flows from Financing Activities:
Net proceeds from related party loans	10,624	6,340
Net cash provided by (used for) financing activities	10,624	6,340
Net(Decrease) In Cash	(5,042)	(854)
Cash at The Beginning Of The Period	10,628	12,115
Cash at The End Of The Period	$5,586	$11,261
Supplemental Disclosure
Cash paid for interest	-	-
Cash paid for income tax	-	-
	$-	$-

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

Notes to Financial Statements

May 31, 2020

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

From the fourth quarter of the fiscal year ended February 28, 2018, the Company started to market and sell cosmetics products imported from Asia -Acropass Series products – in the United States market. The Company purchased the inventory from a related party company in China. The Company contracted with a third party to operate the online shopping platform and marketing campaign in the United States until January 2020 when it ceased this business.

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

Interim Financial Information

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of May 31, 2020, results of operations, changes in stockholders' equity (deficit) and cash flows for the three month periods ended May 31, 2020 and 2019, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of May 31, 2020 the Company had current assets of $20,970, and current liabilities total $1,092,326 resulting in a working capital deficit of $1,071,356. The Company currently has small scale operation activities and has an accumulated deficit of $3,531,138 as of May 31, 2020. This raises substantial doubt about the Company's ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or related parties. By doing so, the Company hopes to generate sufficient capital to execute its business plan in the nutrition product technology support sector on an ongoing basis. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

NOTE 4 – PREPAID EXPENSE

The Company is paying an annual fee for its OTC Markets service. The service period is from December 1, 2019 to November 30, 2020. The service charge is recorded as a prepaid expense and amortized using straight line amortization over the service period. The prepaid expense balance is $6,000 as of May 31, 2020 compared to $9,000 as of February 29, 2020.

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

As of May 31, 2020, the Company had a $500,569 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $489,945 for Ms. Yan Li at February 29, 2020. The loans are non-interest bearing, due upon demand and unsecured.

A related party is providing accounting service to the company at an estimated annual service fee of $23,000.

From November 2017, the Company started to purchase cosmetic products from a related party controlled by our CEO. As of the three-month period ended May 31, 2020, the Company incurred a total of $55,643 due to related parties for inventory purchase and accrued service fee. This compares with a total of $47,643 due to a related party for inventory purchased and accrued service fee at February 29, 2020.

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

On January 15, 2019, the board of the company approved new compensation to its five officers including two new appointed directors. The five directors waived their salary and receive a total of 500,000 shares each year for a term of three years.

As of May 31, 2020, a total of $535,500 had been accrued as salary compensation payable compared to $535,500 at February 28, 2020 to the president only.

During the three months ended May 31, 2020, a total of $4,500 stock compensation had been recorded to the five senior officers compared to $4,500 for the same period in the prior year to five directors.

NOTE 7 – STOCKHOLDERS’ EQUITY

For the quarter ended May 31, 2020, a total of 125,000 equivalent shares valued at 4,500 was recorded as stock compensation expense to the president and other four senior officers for their service. It offsets with a same amount of Additional in Capital entry in equity.

NOTE 8 – SUBSEQUENT EVENTS

None

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

Results of Operations

Revenue

We recognized no sales revenue in the three months ended May 31, 2020 compared to $6,330 sales revenue in the three months ended May 31, 2019.

Operating Expenses

For the three months ended May 31, 2020 compared to the three months ended May 31, 2019

The major components of our operating expenses for the three months ended May 31, 2020 and 2019 are outlined in the table below:

	Three Months Ended	Three Months Ended
	May 31,	May 31,
	2020	2019

Officer stock compensation	$4,500	$4,500
Professional fee	15,540	18,000
Selling expense	18	2,763
OTC service expense	3,000	3,000
Office expense and other	42	1,091
Total operating expenses	$23,100	$29,354

The $6,254 decrease in our operating costs for the three months ended May 31, 2020 compared to three months ended May 31, 2019, was mainly due to a decrease of $ 2,745 selling expense due to new product campaign and promotion activity reduction and a decrease of $2,460 in professional fee.

Other Expenses

No other expenses incurred during the three month periods ended May 31, 2020 and 2019.

Net Loss

For the three months ended May 31, 2020, we recognized a net loss of $23,100 compared to the net loss of $25,742 for the corresponding period in 2019.

Liquidity and Capital Resources

Working Capital

	May 31, 2020	February 29, 2020
Current Assets	$20,970	$29,030
Current Liabilities	$1,092,326	$1,081,786
Working Capital Deficit	$(1,071,356)	$(1,052,756)

As of May 31, 2020, the Company had current assets of $20,970, primarily comprising of cash of $5,586, prepaid expenses of $6,000 and account receivable of $9,384, and current liabilities of $1,092,326, resulting in a working capital deficit of $1,071,356. The Company had limited profitable operation activities and has an accumulated deficit of $3,531,138 as at May 31, 2020. This raises substantial doubt about the Company's ability to continue as a going concern.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

Based on the Company’s current operating plan and global coronavirus pandemic impact , the Company does not have sufficient cash and cash equivalents to fund its operations for at least the next twelve months. The Company will need to obtain additional financing to operate our business. The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or related parties. By doing so, the Company hopes to generate sufficient capital to execute its business plan in the nutrition product technology support sector on an ongoing basis. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

Cash Flows from Operating Activities

Our net cash used in operating activities increased by $8,472 in the three months ended May 31, 2020 compared to the net cash used in operating activities in the three months ended May 31, 2019. The increase in net cash used in operating activities was primarily the result of a $5,811 increase in professional fee payment.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the three months ended May 31, 2020 or 2019.

Cash Flows from Financing Activities

Our cash provided by financing activities increased from $6,340 for the three months ended May 31, 2019 to $10,624 for the three months ended May 31, 2020. In both periods, cash was provided by the way of loans from related parties.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We will adopt the new standard effective March 1, 2021 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2020, the FASB issued Accounting Standards Update No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (ASU 2020-01), which clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We are currently evaluating the impact of the new guidance.

Off Balance Sheet Arrangements

As of May 31, 2020, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three months ended May 31, 2020, and currently we are not involved in any pending litigation or legal proceedings.

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

JUBILANT FLAME INTERNATIONAL LTD

Date: July 10, 2020	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: July 10, 2020	By:	/s/ Lei Wang
Lei Wang
(Principal Financial Officer) and Director

