Form 10-Q
period 2020-08-31
Jubilant Flame International, Ltd
filed 2020-10-05
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

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

As of October 5, 2020, there are 19,048,208 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company” and the “Registrant” refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL LTD

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE THREE-MONTH PERIODS ENDED August 31, 2020

JUBILANT FLAME INTERNATIONAL, LTD
Balance Sheets
(Unaudited)

	August 31,	February 29,
	2020	2020
ASSETS

Current assets
Cash	$2,483	$10,628
Accounts receivable	9,384	9,402
Prepaid expenses	3,000	9,000
Total current assets	14,867	29,030

Total Assets	$14,867	$29,030

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$2,050	$8,698
Due to related party	47,643	47,643
Accrued officer compensation	535,500	535,500
Loan payable - related parties	516,401	489,945
Total current liabilities	1,101,594	1,081,786

Total Liabilities	1,101,594	1,081,786

Stockholders' Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 19,048,208 and 19,048,208 shares issued and outstanding, respectively	19,049	19,049
Additional paid in capital	2,445,233	2,436,233
Accumulated deficit	(3,551,009)	(3,508,038)
Total Stockholders' Deficit	(1,086,727)	(1,052,756)
Total Liabilities and Stockholders' Deficit	$14,867	$29,030

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD
Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	August 31,		August 31,
	2020	2019	2020	2019

Sales of goods	$-	$10,185	$-	16,515
Total revenue	-	10,185	-	16,515
Costs and Operating Expenses:
Cost of goods sold	-	4,832	-	7,551
Operating, selling, general and administrative	19,872	22,755	$42,972	$52,108
Total operating expenses	19,872	27,587	42,972	59,659

Loss from operations	(19,872)	(17,402)	(42,972)	(43,144)

Loss before provision for income taxes	(19,872)	(17,402)	(42,972)	(43,144)

Net Loss	$(19,872)	$(17,402)	$(42,972)	$(43,144)

Net loss per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	19,048,208	18,674,567	19,048,208	18,612,067

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

Statements of Changes in Stockholders' Deficit

(Unaudited)

For the Three Months ended August 31, 2020 and 2019
			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	deficit	Deficit
Balance as of May 31, 2020	19,048,208	$19,049	$2,440,733	$(3,531,137)	$(1,071,355)
Shares awarded for stock compensation			4,500		4,500
Net loss for the period				(19,872)	(19,872)
Balance as of August 31, 2020	19,048,208	$19,049	$2,445,233	$(3,551,009)	$(1,086,727)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	deficit	Deficit
Balance as of May 31, 2019	18,673,208	$18,674	$2,423,108	$(3,457,631)	$(1,015,850)
Shares awarded for stock compensation	125,000	125	4,375		4,500
Net loss for the period				(17,402)	(17,402)
Balance as of August 31, 2019	18,798,208	$18,799	$2,427,483	$(3,475,033)	$(1,028,752)

For the Six Months ended August 31, 2020 and 2019
			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	deficit	Deficit
Balance as of February 29, 2020	19,048,208	$19,049	$2,436,233	$(3,508,037)	$(1,052,755)
Shares awarded for stock compensation			9,000		9,000
Net loss for the period				(42,972)	(42,972)
Balance as of August 31, 2020	19,048,208	$19,049	$2,445,233	$(3,551,009)	$(1,086,727)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	deficit	Deficit

Balance as of February 28, 2019	18,548,208	$18,549	$2,418,733	$(3,431,889)	$(994,608)
Shares awarded for stock compensation	250,000	250	8,750		9,000
Net loss for the period				(43,144)	(43,144)
Balance as of August 31, 2019	18,798,208	$18,799	$2,427,483	$(3,475,033)	$(1,028,752)

accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD
Statements of Cash Flows
(Unaudited)

	For the six months ended August 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(42,972)	$(43,144)

Adjustments to reconcile net (loss) to net cash (used in) operating activities
Website amortization	-	-
Share based compensation	9,000	9,000
Changes in Current Assets and Liabilities:
Account receivable	18	(1,234)
Inventory	-	2,369
Prepaid expense	6,000	6,000
Accounts payable	(6,647)	49,866
Due to related party	-	(41,858)
Accrued officer's compensation	-	-
Net cash used in operating activities	(34,601)	(19,001)
Cash Flows from Financing Activities:
Net proceeds from related party loans	26,456	9,287
Net cash provided by financing activities	26,456	9,287
Net (Decrease) In Cash	(8,145)	(9,714)
Cash at The Beginning Of The Period	10,628	12,115
Cash at The End Of The Period	$2,483	$2,401

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

Notes to Financial Statements

August 31, 2020

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

Interim Financial Information

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of August 31, 2020, results of operations, changes in stockholders' equity (deficit) and cash flows for the three month periods ended August 31, 2020 and 2019, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of August 31, 2020 the Company had current assets of $14,867, and current liabilities total $1,101,594 resulting in a working capital deficit of $1,086,727. The Company currently has small scale operation activities and has an accumulated deficit of $3,551,009 as of August 31, 2020. This raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSE

The Company is paying an annual fee for its OTC Markets service. The service period is from December 1, 2019 to November 30, 2020. The service charge is recorded as a prepaid expense and amortized using straight line amortization over the service period. The prepaid expense balance is $3,000 as of August 31, 2020 compared to $9,000 as of February 29, 2020.

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

As of August 31, 2020, the Company had a $516,401 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $489,945 for Ms. Yan Li at February 29, 2020. The loans are non-interest bearing, due upon demand and unsecured.

A related party is providing accounting service to the company at an estimated annual service fee of $23,000.

From November 2017, the Company started to purchase cosmetic products from a related party controlled by our CEO. As of the three-month period ended August 31, 2020, the Company incurred a total of $47,643 due to related parties for inventory purchase. This compares with a total of $47,643 due to a related party for inventory purchased and accrued service fee at February 29, 2020.

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

As of August 31, 2020, a total of $535,500 had been accrued as salary compensation payable compared to $535,500 at February 29, 2020 to the president only.

During the six months ended August 31, 2020 and 2019, a total of $9,000 stock compensation had been recorded to the five senior officers respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

For the six months ended August 31, 2020, a total of 250,000 equivalent shares valued at 9,000 was recorded as stock compensation expense to the president and other four senior officers for their service. It offsets with a same amount of Additional in Capital entry in equity.

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

Results of Operations

Revenue

We recognized zero sales revenue in the three months and in six months ended August 31, 2020 respectively compared to $10,185 sales revenue in the three months and $16,515 sales revenue in the six months ended August 31, 2019.

Operating Expenses

For the three months ended August 31, 2020 compared to the three months ended August 31, 2019

The major components of our operating expenses for the three months ended August 31, 2020 and 2019 are outlined in the table below:

	Three Months Ended	Three Months Ended
	August 31, 2020	August 31, 2019

Officer compensation	$4,500	$4,500
Selling expense	-	3,898
Professional fee	12,324	11,257
OTC Filing fees	3,000	3,000
Office expense	48	100
Total operating expenses	$19,872	$22,755

The $2,883 decrease in our operating costs for the three months ended August 31, 2020 compared to three months ended August 31, 2019, was mainly due to a decrease of $3,898 in selling expense due to promotion activity reduction offset with $1,068 increase in professional fee.

For the six months ended August 31,2020 compared to the six months ended August 31,2019

The major components of our operating expenses for the six months ended August 31, 2020 and 2019 are outlined in the table below:

	Six Months Ended	Six Months Ended
	August 31, 2020	August 31, 2019

Officer compensation	$9,000	$9,000
Selling expense	18	6,661
Transfer agent	3,484	3,350
Edgar filing fees	1,922	1,458
Accounting & audit fees	22,000	22,900
OTC Filing fees	6,000	6,000
Office expense	90	1,191
Legal fees	458	1,548
Total operating expenses	$42,972	$52,108

The $9,136 decrease in our operating costs for the six months ended August 31, 2020 compared to six months ended August 31, 2019, was mainly due to a decrease of $6,643 in selling expense due to new product campaign and promotion activity reduction.

Other Expenses

No other expense during the period of three months and six months ended August 31, 2020 and 2019.

Net Loss

For the three months ended August 31, 2020, we recognized a net loss of $19,872 compared to the net loss of $17,402 for the corresponding period in 2019.

For the six months ended August 31, 2020, we recognized a net loss of $42,972 compared to the net loss of $43,144 for the corresponding period in 2019.

Liquidity and Capital Resources

Working Capital

	August 31, 2020	February 29, 2020
Current Assets	$14,867	$29,030
Current Liabilities	$1,101,594	$1,081,786
Working Capital Deficit	$(1,086,727)	$(1,052,756)

As of August 31, 2020, the Company had current assets of $14,867, primarily comprising of cash of $2,483, Account receivable of $9,384 and prepaid expense of $3,000, and current liabilities of $1,101,594, resulting in a working capital deficit of $1,086,727. The Company had limited profitable trading activities and has an accumulated deficit of $3,551,009 as of August 31, 2020. This raises substantial doubt about the Company's ability to continue as a going concern.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

Based on the Company’s current operating plan and global coronavirus pandemic impact, the Company does not have sufficient cash and cash equivalents to fund its operations for at least the next twelve months. The Company will need to obtain additional financing to operate our business. The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or related parties. By doing so, the Company hopes to generate sufficient capital to execute its business plan in the nutrition product technology support sector on an ongoing basis. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

Cash Flows from Operating Activities

Our net cash used in operating activities increased by $15,600 in the six months ended August 31, 2020 compared to the net cash used in operating activities in the six months ended August 31, 2019, representing an increase of 82.1%. The increase in net cash used in operating activities was primarily the result of a $16,515 decrease in sale.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the six months ended August 31, 2020 or 2019.

Cash Flows from Financing Activities

Our cash provided by financing activities increased from $9,287 for the six months ended August 31, 2019 to $26,456 for the six months ended August 31, 2020. In both periods, cash was provided by way of loans from related parties.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years beginning after 15 December 2021, and interim periods within those fiscal years, beginning after December 15, 2022 on a prospective basis, with early adoption permitted. We will adopt the new standard effective March 1, 2021 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Off Balance Sheet Arrangements

As of August 31, 2020, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the six months ended August 31, 2020, and currently we are not involved in any pending litigation or legal proceedings.

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

__________

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

JUBILANT FLAME INTERNATIONAL LTD

Date: October 5, 2020	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: October 5, 2020	By:	/s/ Lei Wang
Lei Wang
(Principal Financial Officer) and Director

