Form 10-Q
period 2020-11-30
Jubilant Flame International, Ltd
filed 2021-01-06
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

As of January 6, 2021, there are 19,048,208 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company” and the “Registrant” refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL LTD

2

PART I – FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE THREE-MONTH PERIODS ENDED NOVEMBER 30, 2020

JUBILANT FLAME INTERNATIONAL, LTD
Balance Sheets
Unaudited

	November 30,	February 29,
	2020	2020
ASSETS

Current assets
Cash	$7,414	$10,628
Accounts receivable	9,384	9,402
Prepaid expenses	12,000	9,000
Total current assets	28,798	29,030

Total Assets	$28,798	$29,030

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$7,094	$8,698
Due to related party	47,643	47,643
Accrued officer compensation	535,500	535,500
Loan payable - related parties	543,773	489,945
Total current liabilities	1,134,010	1,081,786

Total Liabilities	1,134,010	1,081,786

Stockholders’ Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 19,048,208 and 19,048,208 shares issued and outstanding, respectively	19,049	19,049
Additional paid in capital	2,449,733	2,436,233
Accumulated deficit	(3,573,994)	(3,508,038)
Total Stockholders’ Deficit	(1,105,212)	(1,052,756)
Total Liabilities and Stockholders’ Deficit	$28,798	$29,030

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD
Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2020	2019	2020	2019

Sales of goods	$-	$20,434	$-	36,949
Total revenue	-	20,434	-	36,949
Costs and Operating Expenses:
Cost of goods sold	-	5,209	-	12,760
Operating, selling, general and administrative	22,985	25,655	$65,957	$77,774
Total operating expenses	22,985	30,874	65,957	90,534

Loss from operations	(22,985)	(10,440)	(65,957)	(53,585)

Loss before provision for income taxes	(22,985)	(10,440)	(65,957)	(53,585)

Net Loss	$(22,985)	$(10,440)	$(65,957)	$(53,585)

Net loss per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	19,048,208	18,799,582	19,048,208	18,674,117

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three Months ended November 30, 2020 and 2019
			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance as of August 31, 2020	19,048,208	$19,049	$2,445,233	$(3,551,009)	$(1,086,727)
Shares awarded for stock compensation			4,500		4,500
Net loss for the period				(22,985)	(22,985)
Balance as of November 30, 2020	19,048,208	$19,049	$2,449,733	$(3,573,994)	$(1,105,212)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance as of August 31, 2019	18,798,208	$18,799	$2,427,482	$(3,475,033)	$(1,028,752)
Shares awarded for stock compensation	125,000	125	4,375		4,500
Net loss for the period				(10,440)	(10,440)
Balance as of November 30, 2019	18,923,208	$18,924	$2,431,857	$(3,485,473)	$(1,034,692)

For the Nine Months ended November 30, 2020 and 2019
			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance as of February 29, 2020	19,048,208	$19,049	$2,436,233	$(3,508,037)	$(1,052,755)
Shares awarded for stock compensation			13,500		13,500
Net loss for the period				(65,957)	(65,957)
Balance as of November 30, 2020	19,048,208	$19,049	$2,449,733	$(3,573,994)	$(1,105,212)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit

Balance as of February 28, 2019	18,548,208	$18,549	$2,418,732	$(3,431,889)	$(994,608)
Shares awarded for stock compensation	375,000	375	13,125		13,500
Net loss for the period				(53,584)	(53,584)
Balance as of November 30, 2019	18,548,208	$18,924	$2,431,857	$(3,485,473)	$(1,034,692)

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD
Statements of Cash Flows
(Unaudited)

	For the nine months ended November 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(65,957)	$(53,585)

Adjustments to reconcile net (loss) to net cash (used in) operating activities
Share based compensation	13,500	13,501
Changes in Current Assets and Liabilities:
Account receivable	18	(12,892)
Inventory	-	7,268
Prepaid expense	(3,000)	(3,000)
Accounts payable	(1,603)	(41,947)
Due to related party	-	55,898
Accrued officer’s compensation	-	-
Net cash used in operating activities	(57,042)	(34,757)
Cash Flows from Financing Activities:
Net proceeds from related party loans	53,828	29,766
Net cash provided by financing activities	53,828	29,766
Net (Decrease) In Cash	(3,214)	(4,991)
Cash at The Beginning Of The Period	10,628	12,115
Cash at The End Of The Period	$7,414	$7,124

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

Notes to Financial Statements

November 30, 2020

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

Interim Financial Information

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of November 30, 2020, results of operations, changes in stockholders’ equity (deficit) and cash flows for the nine month periods ended November 30, 2020 and 2019, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of November 30, 2020 the Company had current assets of $28,798, and current liabilities total $1,134,010 resulting in a working capital deficit of $1,105,212. The Company currently has small scale operation activities and has an accumulated deficit of $3,573,994 as of November 30, 2020. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSE

The Company is paying an annual fee for its OTC Markets service. The new service period is from December 1, 2020 to November 30, 2021. The service charge is recorded as a prepaid expense and amortized using straight line amortization over the service period. The prepaid expense balance is $12,000 as of November 30, 2020 compared to $9,000 as of February 29, 2020.

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

As of November 30, 2020, the Company had a $543,773 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $489,945 for Ms. Yan Li as of February 29, 2020. The loans are non-interest bearing, due upon demand and unsecured.

A related party is providing accounting service to the company at an annual service fee of $20,000.

From November 2017, the Company started to purchase cosmetic products from a related party controlled by our CEO. As of the three-month period ended November 30, 2020, the Company incurred a total of $47,643 due to related parties for inventory purchase. This compares with a total of $47,643 due to a related party for inventory purchased and accrued service fees as of February 29, 2020.

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

As of November 30, 2020, a total of $535,500 had been accrued as salary compensation payable compared to $535,500 at February 29, 2020 to the president only.

During the nine months ended November 30, 2020 and 2019, a total of $13,500 stock compensation had been recorded to the five senior officers respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

For the nine months ended November 30, 2020, a total of 375,000 equivalent shares valued at $13,500 was recorded as stock compensation expense to the president and other four senior officers for their service. It offsets with a same amount of Additional in Capital entry in equity.

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

The Company has the right to develop and market medical products under a license from BioMark. The primary intended products include Bone-Induction Artificial Bone (“BIAB”) and Vacuum Sealing Drainage (“VSD”) but the Company currently does not have any plan to deploy such licenses and is focusing its operation on the technical support service,

Results of Operations

Revenue

We recognized zero sales revenue in the three months and in nine months ended November 30, 2020 respectively compared to $20,434 sales revenue in the three months and $36,949 sales revenue in the nine months ended November 30, 2019.

Operating Expenses

For the three months ended November 30, 2020 compared to the three months ended November 30, 2019

The major components of our operating expenses for the three months ended November 30, 2020 and 2019 are outlined in the table below:

	Three Months Ended	Three Months Ended
	November 30, 2020	November 30, 2019

Officer compensation	$4,500	$4,500
Selling expense	-	4,753
Professional fee	14,371	12,325
OTC Filing fees	3,000	3,000
Office expense	1,114	1,087
Total operating expenses	$22,985	$25,655

The $2,680 decrease in our operating costs for the three months ended November 30, 2020 compared to three months ended November 30, 2019, was mainly due to a decrease of $4,753 in selling expense due to promotion activity reduction offset with $2,046 increase in professional fee.

For the nine months ended November 30, 2020 compared to the nine months ended November 30, 2019

The major components of our operating expenses for the nine months ended November 30, 2020 and 2019 are outlined in the table below:

	Nine Months Ended	Nine Months Ended
	Nov 30, 2020	Nov 30, 2019
Officer compensation	$13,500	$13,500
Transfer agent	5,135	5,000
Edgar filing fees	2,712	2,184
OTC service fees	9,000	9,000
Office expense	1,204	2,278
Legal fees	3,888	1,548
Accounting fees	30,500	32,850
Selling and Marketing expense	18	11,414
Total operating expenses	$65,957	$77,774

The $11,817 decrease in our operating costs for the nine months ended November 30, 2020 compared to nine months ended November 30, 2019, was mainly due to a decrease of $11,396 in selling expense due to new product campaign and promotion activity reduction.

Other Expenses

No other expense during the period of three months and nine months ended November 30, 2020 and 2019.

Net Loss

For the three months ended November 30, 2020, we recognized a net loss of $22,985 compared to the net loss of $10,440 for the corresponding period in 2019.

For the nine months ended November 30, 2020, we recognized a net loss of $65,957 compared to the net loss of $53,585 for the corresponding period in 2019.

Liquidity and Capital Resources

Working Capital

	November 30, 2020	February 29, 2020
Current Assets	$28,798	$29,030
Current Liabilities	$1,134,010	$1,081,786
Working Capital Deficit	$(1,105,212)	$(1,052,756)

As of November 30, 2020, the Company had current assets of $28,798, primarily comprising of cash of $7,414, Account receivable of $9,384 and prepaid expense of $12,000, and current liabilities of $1,134,010, resulting in a working capital deficit of $1,105,212. The Company had limited profitable trading activities and has an accumulated deficit of $3,573,994 as of November 30, 2020. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows from Operating Activities

Our net cash used in operating activities increased by $22,285 in the nine months ended November 30, 2020 compared to the net cash used in operating activities in the nine months ended November 30, 2019, representing an increase of 64%. The increase in net cash used in operating activities was primarily the result of a $36,949 decrease in sale.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the nine months ended November 30, 2020 or 2019.

Cash Flows from Financing Activities

Our cash provided by financing activities increased from $29,766 for the nine months ended November 30, 2019 to $53,828 for the nine months ended November 30, 2020. In both periods, cash was provided by way of loans from related parties.

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

Off Balance Sheet Arrangements

As of November 30, 2020, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the nine months ended November 30, 2020, and currently we are not involved in any pending litigation or legal proceedings.

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

JUBILANT FLAME INTERNATIONAL LTD

Date: January 6, 2021	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: January 6, 2021	By:	/s/ Lei Wang
Lei Wang
(Principal Financial Officer) and Director

