Form 10-K
period 2021-02-28
Jubilant Flame International, Ltd
filed 2021-05-07
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2021

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

There was no active public trading market for the common stock. Based on recorded trades as of August 31, 2020, the aggregate market value of 10,813,993 common stock held by non-affiliates was $416,339.

As of May 7, 2021, there are 19,548,208 shares of common stock issued and outstanding.

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

From the third quarter of year ended February 29, 2020, the company started to provide technical support services for development of new nutrition material and product to customers. The technical support focuses on a nutrition food series which is selling in the USA market. Currently, the nutrition food series include SEA-BUCKTHORN and Organic Sprouting Powder. The company’s technology background directors provide excellent technical service to manufacturers in the USA.

Principal Products and Service

By the third quarter of year ended February 29, 2020, the Company had purchased two type of Acropass products for resale in the United States from Rubyfield – Acropass Trouble Care for acne treatment and Acropass Ageless Lifter for wrinkle treatment (collectively, “Acropass Products”). The Acropass Products are made of hydrocolloid patches with dissolving microstructures. The microstructures contain hyaluronic acid and epidermal growth factor. Hyaluronic Acid is a natural moisturizing agent that delivers nutrients to skin cells and blocks water evaporation from the skin, enabling the skin to maintain adequate amounts of water. EGF protects the skin’s innate natural growth and robustness by preventing the appearance of skin aging and sagging. Both ingredients work together to improve the appearance of skin elasticity and reduces the appearance of wrinkles and acne.

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

From the third quarter of year ended February 28,2020, the company started new business line to provide technical support services of development of new healthy material and product to customers. The company believes its technology background directors may develop new intellectual property in this new service business area. The company has not generated revenue from this new business line.

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

We have followed best practices guidelines to comply with all regulatory requirements.

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

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTCQB Bulletin Board under the symbol “JFIL”. Because we are quoted on the OTCQB Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. Although there is trading in our common stock from time to time, there is no established market for our common stock. In the past year, it has traded the price per share has been in the $0.018 to $0.078 range during the year ended February 28, 2021. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transaction values.

Holders

As of February 28, 2021, there were 41 total record holders of 19,548,208 shares of the Company’s common stock. We believe we have additional shareholders who hold their shares on a beneficial basis in “street name.”

Dividends

The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the intention of management to utilize all available funds for the development of the Company’s business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered security

Between December 2015 and February 28, 2021, the Company issued 725,000 shares of common stock to its CEO, Ms. Yan Li, under her employment agreement, 462,500 shares to its current CFO, Mr. Lei Wang, 156,250 shares to its current Secretary/Treasurer, Mr. Kecheng Xu, 212,500 shares to its new board director Brian Cheng, 106,250 shares to its new board director Mario Papazoglou for compensation purposes. The issuance of shares to officers were made in reliance upon the exemption from securities registration afforded by Section 4(2) of the 1933 Act. (See Item 11 – Executive Compensation – Employment Agreements and Related Transactions.)

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended February 28, 2021 and February 29, 2020.

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

Results of Operations

Sales

From last quarter of the fiscal year ended February 28, 2018, we started to promote and sell our new cosmetic products in the United States market. We purchase the Acropass Products and other Products from an affiliated company in China. In the beginning of 2020, the Company ceased the marketing and selling of cosmetic products in the United States. From the third quarter of year ended February 29, 2020, the company started to provide technical support services in connection with nutritionally oriented food that include Sea-Buckthourn and Organic Spouting Powder. We recognized $0 of revenue during the fiscal year ended February 28, 2021. The decrease was  primarily due to pandemic business slow down. We recognized $36,997 of  revenue during the fiscal year ended February 29, 2020.

Advertising expense

To promote our new cosmetics products, Acropass series, in the United States market, we entered a contract with a third party to run a marketing campaign and manage the sales of the products. We incurred a total of $0 and $85 in marketing expenses for the year ended February 28, 2021 and February 29, 2020 respectively.

Cost and operating expense

The major components of our expenses for the fiscal years ended February 28, 2021 and February 29, 2020 are outlined in the table below:

	Year Ended	Year Ended
	Feb 28,	Feb 29,
	2021	2020

Cost of goods sold	-	12,794
Selling expense	18	12,108
Officer compensation	18,000	18,000
Transfer agent	6,719	7,225
Edgar filing fees	3,429	2,909
OTC Filing fees	12,000	12,000
Office expense	1,447	1,273
Legal fees	3,888	2,982
Accounting fees	38,685	42,800
Travel expense	-	1,054
Total cost and operating expenses	84,186	113,145

Our cost and operating expenses decreased by $28,960 for the year ended February 28, 2021, compared to the fiscal year ended February 29, 2020. The decrease was mainly due to a decrease of $12,794 in cost of goods sold and a decrease of  $12,090 in selling expense. We have also incurred a decrease of $4,115 in accounting fees, compared to the fiscal year ended February 29,2020.

Other Expenses

Other expenses decreased to $ Nil for the year ended February 28, 2021 and February 29, 2020, respectively.

Net Loss

During the years ended February 28, 2021 and February 29, 2020, the Company realized a net loss of $84,186 and $76,148, respectively.

Liquidity and Capital Resources

Working Capital	As of February 28, 2021	As of February 29, 2020

Current Assets	$20,825	$29,030
Current Liabilities	$1,139,767	$1,081,786
Working Capital Deficit	$(1,118,942)	$(1,052,756)

The increase in the Company’s working capital deficit between the fiscal years ended February 28, 2021 and February 29, 2020 was mainly due to the increase of total $61,179 due to the CEO.

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Year Ended February 28, 2021	Year Ended February 29, 2020
Cash used in operating activities	$(69,366)	$(47,827)
Cash used in investing activities	$-	$-
Cash provided by financing activities	$61,179	$46,339
Net increase (decrease) in cash	$(8,187)	$(1,488)

Cash Flows from Operating Activities

During the fiscal year ended February 28, 2021, we incurred a net loss of $84,186, compare to a net loss of $76,148 during the fiscal year ended February 29, 2020. During the fiscal year ended February 28, 2021, we used $69,366 in operating activities compared to $47,827 during the fiscal year ended February 29, 2020, the operating cash use increase is mainly due to $12,113 profit from sales reduction offset with $3,022 decrease of professional fee due.

Cash Flows from Investing Activities

We did not spend funds in investing activities during the year ended February 28, 2021 and February 29, 2020.

Cash Flows from Financing Activities

During the year ended February 28, 2021, we generated $61,179 in financing activities compared to $46,339 during the year ended February 29, 2020, the increase is due to proceed increase from the CEO.

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

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE YEARS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of

Jubilant Flame International, Ltd.

Shanghai, China

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Jubilant Flame International, Ltd. (“the Company”), as of February 28, 2021, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of  February 28, 2021, and the results of its operations and its cash flows for the year ended February 28, 2021, in conformity with U.S generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements and going concern assessment of critical audit matter below, the Company has suffered recurring losses from operations and has working capital and stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgement.  The communication of a critical audit matter does not alter in anyway our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern Assessment

As described in Note 3 to the financial statements, the Company prepared its financial statements on a going concern basis, and management has concluded that the Company has not generated sufficient income to sustain the operations. For the year ended February 28, 2021, the Company incurred net losses of USD 0.084 million and used the net cash in operating activities of USD 0.061 million. As of February 28, 2021, the accumulated deficit amounted to USD 3.59 million, total stockholders’ deficit of USD 1.12 million and the current liabilities exceeded the current assets in the amount of USD 1.12 million. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

The principal consideration for our determination that performing procedures relating to the Company’s going concern assessment is a critical audit matter is the significant judgment by management related to the Company’s ability to raise funds and continue operations.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The procedure included confirming the personal commitment to provide financial support for the next twelve-months from the balance sheet date by the Chief Executive Officer of the Company.

/S/ TPS Thayer, LLC

TPS Thayer, LLC

We have served as the Company’s auditor since 2020

Sugar Land, Texas

May 7, 2021

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

/s/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

We have served as the Company’s auditor since 2017

Sugar Land, Texas

May 12, 2020

JUBILANT FLAME INTERNATIONAL, LTD

BALANCE SHEETS

FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

	February 28,	February 29,
	2021	2020
ASSETS
Current assets
Cash	$2,441	$10,628
Account receivable, net	9,384	9,402
Prepaid expenses	9,000	9,000
Total current assets	20,825	29,030
Total Assets	$20,825	$29,030

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$5,500	$8,698
Due to Related Party	47,643	47,643
Accrued officer compensation	535,500	535,500
Loan payable - related parties	551,124	489,945
Total current liabilities	1,139,767	1,081,786
Total Liabilities	1,139,767	1,081,786

Commitment and Contingencies	-	-

Stockholders’ Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 19,548,208 and 19,048,208 shares issued and outstanding respectively	19,548	19,049
Additional paid in capital	2,453,733	2,436,233
Accumulated deficit	(3,592,223)	(3,508,038)
Total Stockholders’ Deficit	(1,118,942)	(1,052,756)
Total Liabilities and Stockholders’ Deficit	$20,825	$29,030

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

	Year Ended	Year Ended
	February 28,	February 29,
	2021	2020

Sales of goods	$-	$36,997
Total sales	-	36,997
Cost and Operating Expenses:
Cost of goods sold	-	12,794
Operating, selling, general and administrative	84,186	100,351
Total operating expenses	84,186	113,145

Loss from operations	(84,186)	(76,148)
Provision for income tax:	-	-

Net loss	$(84,186)	$(76,148)

Net loss per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	19,049,578	18,736,391

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at February 28, 2019	18,548,208	$18,549	$2,418,733	$(3,431,889)	$(994,608)

Shares issued for stock compensation	500,000	500	17,500		18,000

Net loss for the year				(76,148)	(76,148)

Balances at February 29, 2020	19,048,208	$19,048	$2,436,233	$(3,508,037)	$(1,052,756)

Shares issued for stock compensation	500,000	500	17,500		18,000

Net loss for the year				(84,186)	(84,186)

Balances at February 28, 2021	19,548,208	$19,548	$2,453,733	$(3,592,223)	$(1,118,942)

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

	Year Ended	Year Ended
	February 28,	February 29,
	2021	2020
Cash flows from operating activities
Net loss	$(84,186)	$(76,148)
Adjustments to reconcile net loss to net cash used in operating activities
Issued stock compensation	18,000	18,000
Changes in Current Assets and Liabilities
Account receivable	18	(9,123)
Inventory	-	7,293
Accounts payable and accrued liabilities	(3,198)	12,152
Net cash used in operating activities	(69,366)	(47,826)

Cash flows from financing activities
Net proceeds from related party loans	61,179	46,339
Net cash provided by financing activities	61,179	46,339

Net Increase (Decrease) In Cash	(8,187)	(1,487)

Cash at beginning of year	10,628	12,115

Cash at end of year	$2,441	$10,628

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

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

From the third quarter of the year ended February 29, 2020, the company began its new business line of  providing technical support services for development of new nutrition food products to sell to customers in USA. The company had not generated revenue from this new business by the year ended at February 28.2021.

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

Receivables

Receivables are stated at their carrying values, net of a reserve for doubtful accounts. Receivables consist primarily of amounts due from Sea-Buckthourn nutrition food technical support fee.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. Because the Company does not currently have any lease, the adoption of ASU 2016-02 does not have a  impact to the Company’s financial statements and related disclosures upon adoption on March 1, 2019. The adoption of this standard will change the way that the Company accounts lease in the future.

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We will adopt the new standard effective January 1, 2021 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

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

Revenue Recognition

Sales

The Company recognizes eCommerce sales revenue, net of sales taxes and estimated sales returns, upon delivery to the customer. Additionally, estimated sales returns are calculated using historical experience of actual returns as a percent of sales. No estimated sales returns were recorded for the years ended February 28, 2021 or February 29, 2020.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of February 28, 2021, the Company had a working capital deficit of $1,118,942. The Company currently has limited profitable trading activities and has an accumulated deficit of $3,592,223 as of February 28, 2021.

The COVID-19 pandemic has had and continues to have a major slowdown effect on worldwide business activity. Although the Company does not anticipate any fundamental change in its business plans, management does expect some degree of unavoidable slowdown due to the Company’s inherent reliance on business activities from multiple external partners, clients outside our control. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or related parties. By doing so, the Company hopes to generate sufficient capital to execute its new business plan in the nutrition food technical service sector on an ongoing basis. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The CEO confirmed the personal commitment to provide financial support for the next twelve-months from the balance sheet date.

As of February 28, 2021, the Company had a $551,125 advance payment from its CEO, Ms. Yan Li. This compares with an outstanding balance of $489,945 for Ms. Yan Li as of February 29, 2020. The advances are non-interest bearing, due upon demand and unsecured. The company business is operated from an office provided by the CEO.

A related party company is providing accounting service to the company at an estimated annual service fee of $21,000.

From November 2017, the Company began purchasing cosmetic and sprout products from two related parties controlled by our CEO. The Company purchased a total of $47,643 of inventory from two related parties which was sold during the year ended February 29, 2020, the accounts payable balance of which is outstanding as of February 28, 2021 and February 29, 2020.

NOTE 5 – ACCRUED OFFICER COMPENSATION AND STOCK COMPENSATION

On December 15, 2015, the Company entered into an employment agreement with its president, Ms. Yan Li. The agreement was retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, both Ms. Yan shall receive an annual salary of $100,500 and 100,000 shares of the Company’s common stock.

On January 15, 2019, the board of the company approved new compensation to its five officers including two new appointed directors. The five directors waived their salary and will receive a total of 500,000 shares each year for a term of three years.

As of February 28, 2021, a total of $535,500 had been accrued as accrued officer compensation payable to its president compared to $535,500 as of February 29, 2020.

As of February 28, 2021, a total of $18,000 in stock compensation expense had been recorded for five officers compared to a total of $18,000 in stock compensation recorded for the same period as of February 29, 2020.

NOTE 6 – INCOME TAX

At February 28, 2021, the Company had unused federal and state net operating loss carryforwards available of approximately $1,010,394, which may be applied against future taxable income, if any, and which expire in various years through 2041.

This loss carry-forward expires according to the following schedule:

Year Ending February 28, 2021	Amount

2034	$54,197
2035	-
2036	539,420
2037	107,453
2038	118,828
2039	80,296
2040	49,514
2041	60,686
Total	$1,010,394

The following is a reconciliation of the tax provision as calculated at the statutory tax rate to the provision as recognized for the years ended February 28, 2021 and February 29, 2020:

	2021	2020
Tax provision at statutory rates	$(17,679)	$(15,991)
Effect of permanent and Temporary difference(s)	4,935	5,593
Change in valuation allowance	12,744	10,398
Net tax expense	$-	$-

There were permanent differences and temporary differences to reconcile the tax provision for the years ended February 28, 2021 and 2020, other than the change in valuation allowance of $12,744 and $10,398, respectively. All tax years from inception remain open for examination by the tax authorities.

In addition to tax loss carry forward, unrecognized deferred tax assets as of February 28, 2021 and February 29, 2020, primarily related to accrued officer compensation and other accrued expense not deductible until paid for income tax purposes amounted to $ 1,155 and $1,813, respectively.

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

As of February 28, 2021, a total of 500,000 shares valued at $18,000 in stock compensation expense had been recorded for five officers compared to a total of 500,000 shares valued at $18,000 in stock compensation to the same five directors as of February 29, 2020.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to February 28, 2021 to May 7, 2021, the date when the financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that, as of February 28, 2021, our internal controls over financial reporting were ineffective because: (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) due to the lack of employees, the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2021. Because of our overall limited financial resources, we cannot estimate when we may begin to remediate any of the foregoing deficiencies and the time frame in which they will be remediated if and when begun.

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

ITEM 9B OTHER INFORMATION.

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position
Yan Li	51	President, Chief Executive Officer and Director
Lei Wang	47	Chief Financial Officer and Director
Kecheng Xu	32	Secretary, Treasurer and Director
Marino Papazoglou	63	Director
Brian Cheng	59	Director

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

ITEM 11 EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during fiscal year end February 28, 2021 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
							Non-quali-
						Non-Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)

Yan Li President, CEO	2021	-1	-	7,200	-	-	-	-	7,200

Lei Wang , CFO	2021	-2	-	3,600	-	-	-	21,000	24,600

Kecheng Xu Secretary, Treasurer, Director	2021	-3	-	1,800	-	-	-	-	1,800

Brian Cheng, Director	2021	-4		3,600	-	-	-	-	3,600

Marino Papazoglou, Director	2021	-5	-	1,800	-	-	-	-	1,800

___________

1

On December 15, 2015, the Company entered into employment agreements with its president and CEO, Ms. Yan Li, the agreements were retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Ms. Yan shall receive an annual salary of $100,500 and 100,000 shares of the Company’s common stock. On January 15, 2019, Ms. Li’s compensation agreement was renewed by the Board. Ms. Li was granted 200,000 shares each year for a term of three years based on board resolution. The granted shares have a value of $0.036 per shares based on stock market price on the stock grant date. A total of $7,200 stock compensation was recorded at the end of year February 28, 2021.

2

On August 30, 2017 Lei Wang became our Chief Financial Officer. Mr. Wang receives no salary compensation. Mr. Wang was paid stock compensation from time to time based on business progress. Mr. Wang was granted 200,000 shares of restricted common stock at the time of his appointment. The restricted stock has a value of $2,100 based on stock market price of $0.0105 per share on the stock grant date. On January 15, 2019, Mr.Wang was granted 100,000 shares each year for a term of three years based on board resolution. The granted shares have a value of $0.036 per shares based on stock market price on the stock grant date. A total of $3,600 stock compensation was recorded at the end of year February 28, 2021. The company paid a separate legal entity controlled by Mr. Wang for service fee of $21,000 during year end of February 28, 2021.

3

Mr. Kecheng Xu became he Secretary, Treasurer and a director of the Company on August 30, 2017. Mr. Xu receives no salary compensation. Mr. Xu was paid stock compensation from time to time based on business progress. Mr. Xu was granted 50,000 shares of restricted common stock at the time of his appointment. The restricted stock has a value of $525 base on stock market price of $0.0105 per share one the stock grant date. On January 15, 2019, Mr. Xu was granted 50,000 stock compensation shares each year for a term of three years based on board meeting resolution. The granted shares have a value of $0.036 per shares based on stock market price one the stock grant date. Total $1,800 of stock compensation was recorded at the end of year February 28, 2021.

4.

Mr. Brian Cheng became board director of the Company on January 15, 2019. Mr.Cheng receives no salary compensation. Mr. Cheng was paid stock compensation from time to time based on business progress. On January 15, 2019, Mr. Cheng was granted 100,000 stock compensation shares each year for a term of three year at the time of his appointment. The granted shares have a value of $0.036 per share based on stock market price on the stock grant date. Total $3,600 of stock compensation was recorded at the end of year February 28, 2021.

5.

Mr. Marino Papazoglou became board director of the Company on January 15, 2019. Mr. Papazoglou receives no salary compensation. Mr.Papazoglou was paid stock compensation from time to time based on business progress. On January 15, 2019, Mr. Papazoglou was granted 50,000 stock compensation shares each year for a term of three year at the time of his appointment. The granted shares have a value of $0.036 per share based on stock market price on the stock grant date. Total $1,800 of stock compensation was recorded at the end of year February 28, 2021.

Employment Agreements and Related Arrangements

On December 15, 2015, the Company entered into employment agreements with its president and chief executive officer, Ms. Yan Li. Ms. Yan’s agreement is retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Ms. Li received an annual salary of $100,500 and 100,000 shares of the Company’s common stock. The Company valued the stock compensation under both agreements at $2.10 per share based on the quoted market price of shares of common stock on the effective date of the agreements.

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

Directors’ Compensation

The persons who served as members of our board of directors, three of them are also our executive officers, did not receive separate compensation for their services as directors in fiscal years ended February 28, 2021 and February 29, 2020.

Option Exercises and Stock Vested

There were no options issued, outstanding, exercised or vested during the years ended February 28, 2021 and February 29, 2020. There were no unvested stock awards outstanding at the same dates.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of May 12, 2020: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (10%) of any class of our outstanding shares. As of May 3, 2021, there were 19,548,208 shares of our common stock outstanding. We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons named in the table below have sole voting and sole investment power with respect to all shares of common stock that they beneficially owned, subject to applicable community property laws.

Name and address of beneficial owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Yan Li, President, Chief Executive Officer & Director	6,538,215	33.4%
Lei Wang, Chief Financial Officer & Director	462,500	2.4%
Kecheng Xu, Treasurer, Secretary and Director	184,750	0.9%
Brian Cheng, Director	212,500	1.1%
Marino Papazoglou, Director	106,250	0.5%
All executive officers and directors as a group (Persons)	7,504,215	38.4%

__________

(1)	The address of each of our executives is c/o the Company at 10F.,Yunfeng Building, No.478 Wuzhong RD, Shanghai, China 201103.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal years ended February 28, 2021 and February 29, 2020, Ms. Yan Li, our President, CEO, and a director, personally paid $61,179 and $46,338, respectively, for various expenses on behalf of Jubilant Flame International Ltd. The Company did not enter into any loan agreement with respect to those advances.

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

On August 30, 2017 Lei Wang became an Executive Financial Officer. Mr. Wang receives no salary compensation. Mr. Wang was paid stock compensation from time to time base on business progress. Mr. Wang was granted 200,000 shares of restricted common stock at the time of his appointment. The restricted stock has a value of $2,100 based on stock market price of $0.0105 per share at stock grant date. On January 15, 2019, Mr. Wang was granted 100,000 shares each year for a term of three years based on board resolution. The granted shares have a value of $0.036 per shares based on stock market price at stock grant date. The company paid a separate legal entity controlled by Mr. Wang. Total service fee of $21,000 during year end of February 28, 2021 and $23,000 during the year end of February 29, 2020 respectively.

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

As at February 28, 2021, the Company had a $551,125 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $489,945 for her as of February 29, 2020. The loans are non-interest bearing, due upon demand and unsecured.

From November 2017, the Company started to purchase Acropass Products from related party owned and controlled by our CEO for the products’ resale in the United States. By the end of February 28, 2021, the Company purchase total $47,035 inventory from the related party.

From October 2019, the Company started to purchase Sprout Products from related party owned and controlled by our CEO for the products’ resale in the United States. By the end of February 28, 2021, the Company purchase total $608 inventory from the related party.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended February 28, 2021 and February 29, 2020, we engaged TPS Thayer, LLC and Thayer O’Neal Company, LLC respectively.

For the years ended February 28, 2021, and February 29, 2020, we incurred fees as discussed below:

Fiscal Year Ended
	February 28, 2021	February 29, 2020

Audit fees	$18,000	$19,800
Audit – related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

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
101*

The following material from the Form 10-K Report of the Registrant for the year ended February 28, 2021, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statement of Changes in Shareholders’ Deficit, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

_________

* Previously Filed

** Filed herewith

+ Management employment arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUBILANT FLAME INTERNATIONAL, LTD.

Date: May 7, 2021	By:	/s/ Yan Li
Yan Li
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 7, 2021	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: May 7, 2021	By:	/s/ Lei Wang
Lei Wang
Chief Financial Officer (Principal Financial Officer) and Director

