Form 10-Q
period 2021-05-31
Jubilant Flame International, Ltd
filed 2021-07-07
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

As of July 7, 2021, there are 19,548,208 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company” and the “Registrant” refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL LTD

2

PART I – FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE THREE-MONTH PERIODS ENDED May 31, 2021

JUBILANT FLAME INTERNATIONAL, LTD
Balance Sheets
(Unaudited)

	May 31,	February 28,
	2021	2021
ASSETS

Current assets
Cash	$2,684	$2,441
Accounts receivable	9,384	9,384
Prepaid expenses	6,000	9,000
Total current assets	18,068	20,825

Total Assets	$18,068	$20,825

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$7,000	$5,500
Due to related party	47,643	47,643
Accrued officer compensation	535,500	535,500
Loan payable - related parties	563,895	551,124
Total current liabilities	1,154,038	1,139,767

Total Liabilities	1,154,038	1,139,767

Stockholders’ Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 19,548,208 and 19,548,208 shares issued and outstanding, respectively	19,548	19,548
Additional paid in capital	2,458,233	2,453,733
Accumulated deficit	(3,613,751)	(3,592,223)
Total Stockholders’ Deficit	(1,135,970)	(1,118,942)

Total Liabilities and Stockholders’ Deficit	$18,068	$20,825

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD
Statements of Operations
(Unaudited)

	For the three months ended
	May 31,
	2021	2020

Sales of goods	$-	$-
Total revenue	-	-
Costs and Operating Expenses:
Cost of goods sold	-	-
Operating, selling, general and administrative	$21,528	$23,100
Total operating expenses	21,528	23,100

Loss from operations before provision for income tax	(21,528)	(23,100)
Provision for income tax:	-	-

Net Loss	$(21,528)	$(23,100)

Net Loss per share (Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	19,548,208	19,048,208

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

Statement of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional paid in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balances at February 28, 2021	19,548,208	$19,548	$2,453,733	$(3,592,223)	$(1,118,942)
Shares issued for stock compensation			4,500		4,500
Net loss for the period				(21,528)	(21,528)
Balances at May 31, 2021	19,548,208	$19,548	$2,458,233	$(3,613,751)	$(1,135,970)

	Common Stock		Additional paid in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balances at February 29, 2020	19,048,208	$19,048	$2,436,233	$(3,508,037)	$(1,052,756)
Shares issued for stock compensation			4,500		4,500
Net loss for the period				(23,100)	(23,100)
Balances at May 31, 2020	19,048,208	$19,048	$2,440,733	$(3,531,137)	$(1,071,356)

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD
Statement of Cash Flows
(Unaudited)
	For the three months ended May 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(21,528)	$(23,100)

Adjustments to reconcile net (loss) to net cash (used in) operating activities
Share based compensation	4,500	4,500
Changes in Current Assets and Liabilities:
Account receivable	-	18
Prepaid expense	3,000	3,000
Accounts payable	1,500	(8,084)
Due to related party	-	8,000
Net cash (used for) operating activities	(12,528)	(15,666)
Cash Flows from Financing Activities:
Net proceeds from related party loans	12,771	10,624
Net cash provided by financing activities	12,771	10,624
Net(Decrease) In Cash	243	(5,042)
Cash at The Beginning Of The Period	2,441	10,628
Cash at The End Of The Period	$2,684	$5,586
Supplemental Disclosure
Cash paid for interest	-	-
Cash paid for income tax	-	-

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

Notes to Financial Statements

May 31, 2021

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

From the third quarter of the year ended February 29, 2020, the company began providing technical support services for development of new nutrition food products to sell to customers in the United States.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Interim Financial Information

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of May 31, 2021, results of operations, changes in stockholders’ equity (deficit) and cash flows for the three month periods ended May 31, 2021 and 2020, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of May 31, 2021 the Company had current assets of $18,068, and current liabilities total $1,154,038 resulting in a working capital deficit of $1,135,970. The Company currently has small scale operation activities and has an accumulated deficit of $3,613,751 as of May 31, 2021. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS RECEIVABLE

As of May 31, 2021 the Company had an accounts receivable balance of $9,384 compared with $9,384, February 28,2021.

NOTE 5 – PREPAID EXPENSE

The Company is paying an annual fee for its OTC Markets service. The service period is from December 1, 2020 to November 30, 2021. The service charge is recorded as a prepaid expense and amortized using straight line amortization over the service period. The prepaid expense balance is $6,000 as of May 31, 2021 compared to $9,000 as of February 28, 2021.

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

As of May 31, 2021, the Company had a $563,895 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $551,124 for Ms. Yan Li at February 28, 2021. The loans are non-interest bearing, due upon demand and unsecured.

A related party is providing accounting service to the company at an estimated annual service fee of $19,000.

From November 2017, the Company started to purchase cosmetic products from a related party controlled by our CEO. The Company purchased a total of $47,643 of inventory from two related parties which was sold during the year ended February 29, 2020, the accounts payable balance of which is outstanding as of May 31, 2021 and February 28, 2021.

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

As of May 31, 2021, a total of $535,500 had been accrued as salary compensation payable compared to $535,500 at February 28, 2021 to the president only.

During the three months ended May 31, 2021, a total of $4,500 stock compensation had been recorded to the five senior officers compared to $4,500 for the same period in the prior year to five directors.

NOTE 8 – STOCKHOLDERS’ EQUITY

For the quarter ended May 31, 2021, a total of 125,000 equivalent shares valued at $4,500 was recorded as stock compensation expense too be issued at a future date to the president and other four senior officers for their services. It offsets with a same amount of Additional in Capital entry in equity.

NOTE 9 – SUBSEQUENT EVENTS

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

Results of Operations

Revenue

We recognized no sales revenue in the three months ended May 31, 2021 compared to zero sales revenue in the three months ended May 31, 2020.

Operating Expenses

For the three months ended May 31, 2021 compared to the three months ended May 31, 2020

The major components of our operating expenses for the three months ended May 31, 2021 and 2020 are outlined in the table below:

	Three Months Ended	Three Months Ended
	May 31,	May 31,
	2021	2020

Officer compensation	$4,500	$4,500
Professional fee	$14,272	$15,540
OTC service expense and others	$2,756	$3,060
Total operating expenses	$21,528	$23,100

The $1,572 decrease in our operating costs for the three months ended May 31, 2021 compared to three months ended May 31, 2020, was mainly due to a decrease of $1,268 decrease in professional fee.

Other Expenses

No other expenses incurred during the three-month periods ended May 31, 2021 and 2020.

Net Loss

For the three months ended May 31, 2021, we recognized a net loss of $21,528 compared to the net loss of $23,100 for the corresponding period in 2020.

Liquidity and Capital Resources

Working Capital

	May 31, 2021	February 28, 2021
Current Assets	$18,068	$20,825
Current Liabilities	$1,154,038	$1,139,767
Working Capital Deficit	$(1,135,970)	$(1,118,942)

As of May 31, 2021, the Company had current assets of $18,068, primarily comprising of cash of $2,684, prepaid expenses of $6,000 and accounts receivable of $9,384, and current liabilities of $1,154,038, resulting in a working capital deficit of $1,135,970. The Company had limited profitable operation activities and has an accumulated deficit of $3,613,751 as of May 31, 2021. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows from Operating Activities

Our net cash used in operating activities decreased by $3,138 in the three months ended May 31, 2021of $12,528 compared to the net cash used in operating activities in the three months ended May 31, 2020 of $15,666. The decrease in net cash used in operating activities was primarily the result of a $3,000 decrease in professional fee payment.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the three months ended May 31, 2021 or 2020.

Cash Flows from Financing Activities

Our cash provided by financing activities increased from $10,624 for the three months ended May 31, 2020 to $12,771 for the three months ended May 31, 2021. In both periods, cash was provided by the way of loans from related parties.

Future Financing

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. The company adopted the new standard effective March 1, 2021 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2020, the FASB issued Accounting Standards Update No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (ASU 2020-01), which clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. The company adopted the new standard effective March 1, 2021 and doesn’t have any equity security investment now.

Off Balance Sheet Arrangements

As of May 31, 2021, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three months ended May 31, 2021, and currently we are not involved in any pending litigation or legal proceedings.

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

JUBILANT FLAME INTERNATIONAL LTD

Date: July 7, 2021	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: July 7, 2021	By:	/s/ Lei Wang
Lei Wang
(Principal Financial Officer) and Director

