Form 10-Q
period 2021-08-31
Jubilant Flame International, Ltd
filed 2021-10-05
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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

As of October 5, 2021, there are 19,548,208 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company” and the “Registrant” refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL LTD

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE SIX-MONTH PERIODS ENDED August 31, 2021

JUBILANT FLAME INTERNATIONAL, LTD
Balance Sheets
(Unaudited)

	August 31,	February 28,
	2021	2021
ASSETS

Current assets
Cash	$24,612	$2,441
Accounts receivable	9,384	9,384
Prepaid expenses	3,000	9,000
Total current assets	36,996	20,825

Total Assets	$36,996	$20,825

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$14,000	$5,500
Due to related party	47,643	47,643
Accrued officer compensation	535,500	535,500
Loan payable - related parties	567,656	551,124
Total current liabilities	1,164,799	1,139,767

Total Liabilities	1,164,799	1,139,767

Commitment and Contingencies

Stockholders’ Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 19,548,208 and 19,548,208shares issued and outstanding, respectively	19,548	19,548
Additional paid in capital	2,462,733	2,453,733
Accumulated deficit	(3,610,084)	(3,592,223)
Total Stockholders’ Deficit	(1,127,803)	(1,118,942)

Total Liabilities and Stockholders’ Deficit	$36,996	$20,825

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD
Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	August 31,		August 31,
	2021	2020	2021	2020

Sales of goods	$-	$-	$-	-
Total revenue	-	-	-	-
Costs and Operating Expenses:
Cost of goods sold	-	-	-	-
Operating, selling, general and administrative	18,333	19,872	$40,104	$42,972
Total operating expenses	(18,333)	(19,872)	(40,104)	(42,972)

Loss from operations	(18,333)	(19,872)	(40,104)	(42,972)

Other Income	22,000	-	22,243	-
Income (loss) before provision for income taxes	3,667	(19,872)	(17,861)	(42,972)

Net Income (loss)	$3,667	$(19,872)	$(17,861)	$(42,972)

Net Income (loss) per share
Basic	$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted average shares used in per share computation
Basic	19,548,208	19,048,208	19,548,208	19,048,208
Diluted	19,674,567	19,048,208	19,548,208	19,048,208

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

Statement of Changes in Stockholders’ Deficit

(Unaudited)

For the Three Months ended August 31, 2021 and 2020
			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance as of May 31, 2021	19,548,208	$19,548	$2,458,233	$(3,613,751)	$(1,135,970)
Shares awarded for stock compensation			4,500		4,500
Net income for the period				3,667	3,667
Balance as of August 31, 2021	19,548,208	$19,548	$2,462,733	$(3,610,084)	$(1,127,803)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance as of May 31, 2020	19,048,208	$19,049	$2,440,733	$(3,531,137)	$(1,071,355)
Shares awarded for stock compensation			4,500		4,500
Net loss for the period				(19,872)	(19,872)
Balance as of August 31, 2020	19,048,208	$19,049	$2,445,233	$(3,551,009)	$(1,086,727)

For the Six Months ended August 31, 2021 and 2020
			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance as of February 28, 2021	19,548,208	$19,548	$2,453,733	$(3,592,223)	$(1,118,942)
Shares awarded for stock compensation			9,000		9,000
Net loss for the period				(17,861)	(17,861)
Balance as of August 31, 2021	19,548,208	$19,548	$2,462,733	$(3,610,084)	$(1,127,803)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit

Balance as of February 29, 2020	19,048,208	$19,049	$2,436,233	$(3,508,037)	$(1,052,755)
Shares awarded for stock compensation			9,000		9,000
Net loss for the period				(42,972)	(42,972)
Balance as of August 31, 2020	19,048,208	$19,049	$2,445,233	$(3,551,009)	$(1,086,727)

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD
Statement of Cash Flows
(Unaudited)

	For the six months ended August 31,
	2021		2020
Cash Flows from Operating Activities:
Net loss		$(17,861)		$(42,972)

Adjustments to reconcile net (loss) to net cash provided by operating activities
Share based compensation		9,000		9,000
Changes in Current Assets and Liabilities:
Account receivable		-		18
Prepaid expense		6,000		6,000
Accounts payable		8,500		(6,647)
Net cash provided by(used for) operating activities		5,639		(34,601)

Cash Flows from Financing Activities:
Net proceeds from related party loans		16,532		26,456
Net cash provided by financing activities		16,532		26,456
Net Increase(Decrease) In Cash		22,171		(8,145)
Cash at The Beginning Of The Period		2,441		10,628
Cash at The End Of The Period		$24,612		$2,483
Supplemental Disclosure
Cash paid for interest		-		-
Cash paid for income tax		-		-
	$		$

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

Notes to Financial Statements

August 31, 2021

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

Interim Financial Information

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of August 31, 2021, results of operations, changes in stockholders’ equity (deficit) and cash flows for the six month periods ended August 31, 2021 and 2020, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

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

Net Income Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.

Since the company has incurred losses for all periods except the second quarter ended at August 31, 2021, the impact of the common stock equivalents would be anti- dilutive and therefore are not included in the calculation in those periods.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of August 31, 2021 the Company had current assets of $36,996, and current liabilities total $1,164,799 resulting in a working capital deficit of $1,127,803. The Company currently only has small scale operation activities and has an accumulated deficit of $3,610,084 as of August 31, 2021. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS RECEIVABLE

As of August 31, 2021 the Company had an accounts receivable balance of $9,384 compared with $9,384, February 28,2021.

NOTE 5 – PREPAID EXPENSE

The Company is paying an annual fee for its OTC Markets service. The service period is from December 1, 2020 to November 30, 2021. The service charge is recorded as a prepaid expense and amortized using straight line amortization over the service period. The prepaid expense balance is $3,000 as of August 31, 2021 compared to $9,000 as of February 28, 2021.

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

As of August 31, 2021, the Company had a $567,656 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $551,124 for Ms. Yan Li at February 28, 2021. The loans are non-interest bearing, due upon demand and unsecured.

A related party is providing accounting service to the company at an estimated annual service fee of $19,000.

From November 2017, the Company started to purchase cosmetic products from a related party controlled by our CEO. The Company purchased a total of $47,643 of inventory from two related parties which was sold during the year ended February 29, 2020, the accounts payable balance of which is outstanding as of August 31, 2021 and February 28, 2021.

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

As of August 31, 2021, a total of $535,500 had been accrued as salary compensation payable compared to $535,500 at February 28, 2021 to the president only.

During the three months ended August 31, 2021, a total of $4,500 stock compensation had been recorded to the five senior officers compared to $4,500 for the same period in the prior year to five directors.

NOTE 8 – STOCKHOLDERS’ EQUITY

For the quarter ended August 31, 2021, a total of 125,000 equivalent shares valued at $4,500 was recorded as stock compensation expense too be issued at a future date to the president and other four senior officers for their services. It is offset by a same amount of Additional in Capital entry in equity.

For the six months ended August 31, 2021, a total of 250,000 equivalent shares valued at $9,000 was recorded as stock compensation expense to be issued at a future date to the president and other four senior officers for their services. It is offset by a same amount of Additional in Capital entry in equity.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 “Subsequent Events”, the company has analyzed its operations subsequent to August 31, 2021, to October 5, 2021, the date when the financial statements were issues. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

Results of Operations

Revenue

We recognized no sales revenue in the three months ended August 31, 2021 and 2020.

Operating Expenses

For the three months ended August 31, 2021 compared to the three months ended August 31, 2020

The major components of our operating expenses for the three months ended August 31, 2021 and 2020 are outlined in the table below:

	Three Months Ended	Three Months Ended
	Aug 31	Aug 31
	2021	2020

Officer compensation	4,500	4,500
Professional fee	10,761	12,325
OTC Filing fees	3,000	3,000
Other G&A	72	48
Total operating expenses	$18,333	$19,872

The $1,539 decrease in our operating costs for the three months ended August 31, 2021 compared to three months ended August 31, 2020, was mainly due to a decrease of $1,564 decrease in professional fee.

For the six months ended August 31, 2021 compared to the six months ended August 31, 2020

The major components of our operating expenses for the six months ended August 31, 2021 and 2020 are outlined in the table below:

	Six Months Ended	Six Months Ended
	Aug 31	Aug 31
	2021	2020

Officer compensation	9,000	9,000
Selling expense	-	18
Professional fee	25,032	27,407
OTC Filing fees	6,000	6,000
Other G&A	72	548
Total operating expenses	$40,104	$42,972

The $2,868 decrease in our operating costs for the six months ended August 31, 2021 compared to six months ended August 31, 2020, was mainly due to a decrease of $2,375 decrease in professional fee.

Other Income

For the three months ended August 31, 2021, we recognized other income of $22,000 compared to zero for the corresponding period in 2020.

For the six months ended August 31, 2021, we recognized other income of $22,243 compared to zero for the corresponding period in 2020.

No other expenses incurred during the three months and six months periods ended August 31, 2021 and 2020.

Net income (Loss)

For the three months ended August 31, 2021, we recognized a net income of $ 3,667 compared to the net loss of $19,872 for the corresponding period in 2020.

For the six months ended August 31, 2021, we recognized a net loss of $ 17,861 compared to the net loss of $42,972 for the corresponding period in 2020.

Liquidity and Capital Resources

Working Capital

	August 31,	February 28,
	2021	2021
Current Assets	$36,996	$20,825
Current Liabilities	$1,164,799	$1,139,767
Working Capital Deficit	$(1,127,803)	$(1,118,942)

As of August 31, 2021, the Company had current assets of $36,996, primarily comprising of cash of $24,612, prepaid expenses of $3,000 and accounts receivable of $9,384, and current liabilities of $1,164,799, resulting in a working capital deficit of $1,127,803. The Company had limited profitable operation activities and has an accumulated deficit of $3,610,084 as of August 31, 2021. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows from Operating Activities

Our net cash used in operating activities decreased by $40,240 in the six months ended August 31, 2021 of $(5,639) compared to the net cash used in operating activities in the six months ended August 31, 2020 of $ 34,601. The decrease in net cash used in operating activities was primarily the result of a $22,000 shared operating income and a decrease of $15,147 in professional fee payment.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the six months ended August 31, 2021 or 2020.

Cash Flows from Financing Activities

Our cash provided by financing activities decreased from $26,456 for the six months ended August 31, 2020 to $16,532 for the six months ended August 31, 2021. In both periods, cash was provided by the way of loans from related parties.

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

Off Balance Sheet Arrangements

As of August 31, 2021, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the six months ended August 31, 2021, and currently we are not involved in any pending litigation or legal proceedings.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report:

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of the President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH **	Inline XBRL Taxonomy Extension Schema Document.
101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB **	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE **	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

JUBILANT FLAME INTERNATIONAL LTD

Date: October 5, 2021	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: October 5, 2021	By:	/s/ Lei Wang
Lei Wang
(Principal Financial Officer) and Director

