Form 10-Q
period 2021-11-30
Jubilant Flame International, Ltd
filed 2022-01-07
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 7, 2022, there are 19,548,208 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company” and the “Registrant” refer to Jubilant Flame International, Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL, LTD

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE NINE MONTH PERIOD ENDED NOVEMBER 30, 2021

JUBILANT FLAME INTERNATIONAL, LTD

Balance Sheets

(Unaudited)

	November 30,	February 28,
	2021	2021
ASSETS

Current assets
Cash	$17,627	$2,441
Accounts receivable	9,384	9,384
Prepaid expenses	14,000	9,000
Total current assets	41,011	20,825

Total Assets	$41,011	$20,825

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$20,545	$5,500
Due to related party	47,643	47,643
Accrued officer compensation	535,500	535,500
Loan payable - related parties	583,879	551,124
Total current liabilities	1,187,567	1,139,767

Total Liabilities	1,187,567	1,139,767

Commitment and Contingencies

Stockholders’ Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 19,548,208 and 19,548,208 shares issued and outstanding, respectively	19,548	19,548
Additional paid in capital	2,467,233	2,453,733
Accumulated deficit	(3,633,337)	(3,592,223)
Total Stockholders’ Deficit	(1,146,556)	(1,118,942)

Total Liabilities and Stockholders’ Deficit	$41,011	$20,825

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2021	2020	2021	2020

Sales of goods	$-	$-	$-	-
Total revenue	-	-	-	-
Costs and Operating Expenses:
Cost of goods sold	-	-	-	-
Operating, selling, general and administrative	23,253	22,985	$63,357	$65,957
Total operating expenses	(23,253)	(22,985)	(63,357)	(65,957)

Loss from operations	(23,253)	(22,985)	(63,357)	(65,957)
Other income	-	-	22,243	-
Income (loss) before provision for income taxes	(23,253)	(22,985)	(41,114)	(65,957)
Net (loss)	$(23,253)	$(22,985)	$(41,114)	$(65,957)

Net (loss) per share
Basic and fully diluted	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted average shares used in per share computation	19,548,208	19,048,208	19,548,208	19,048,208

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

Statement of Changes in Stockholders’ Deficit

(Unaudited)

For the Three Months ended November 30, 2021 and 2020

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance as of August 31, 2021	19,548,208	$19,548	$2,462,733	$(3,610,084)	$(1,127,803)
Shares awarded for stock compensation			4,500		4,500
Net loss for the period				(23,253)	(23,253)
Balance as of November 30, 2021	19,548,208	$19,548	$2,467,233	$(3,633,337)	$(1,146,556)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance as of August 31, 2020	19,048,208	$19,049	$2,445,233	$(3,551,009)	$(1,086,727)
Shares awarded for stock compensation			4,500		4,500
Net loss for the period				(22,985)	(22,985)
Balance as of November 30, 2020	19,048,208	$19,049	$2,449,733	$(3,573,994)	$(1,105,212)

For the Nine Months ended November 30, 2021 and 2020

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance as of February 28, 2021	19,548,208	$19,548	$2,453,733	$(3,592,223)	$(1,118,942)
Shares awarded for stock compensation			13,500		13,500
Net loss for the period				(41,114)	(41,114)
Balance as of November 30, 2021	19,548,208	$19,548	$2,467,233	$(3,633,337)	$(1,146,556)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit

Balance as of February 29, 2020	19,048,208	$19,049	$2,436,233	$(3,508,037)	$(1,052,755)
Shares awarded for stock compensation			13,500		13,500
Net loss for the period				(65,957)	(65,957)
Balance as of November 30, 2020	19,048,208	$19,049	$2,449,733	$(3,573,994)	$(1,105,212)

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD
Statement of Cash Flows
(Unaudited)

	For the nine months ended November 30,
	2021		2020
Cash Flows from Operating Activities:
Net loss		$(41,114)		$(65,957)

Adjustments to reconcile net (loss) to net cash used in operating activities
Share based compensation		13,500		13,500
Changes in Current Assets and Liabilities:
Account receivable		-		18
Prepaid expense		(5,000)		(3,000)
Accounts payable		15,045		(1,603)
Net cash (used in) operating activities		(17,569)		(57,042)

Cash Flows from Financing Activities:
Net proceeds from related party loans		32,755		53,828
Net cash provided by financing activities		32,755		53,828
Net Increase (Decrease) In Cash		15,186		(3,214)
Cash at The Beginning Of The Period		2,441		10,628
Cash at The End Of The Period		$17,627		$7,414
Supplemental Disclosure
Cash paid for interest		-		-
Cash paid for income tax		-		-
	$		$

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

Notes to Financial Statements

November 30, 2021

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

Interim Financial Information

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of November 30, 2021, results of operations, changes in stockholders’ equity (deficit) and cash flows for the nine month periods ended November 30, 2021 and 2020, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years beginning after 15 December 2021, and interim periods within those fiscal years, beginning after December 15, 2022 on a prospective basis, with early adoption permitted. We will adopt the new standard effective March 1, 2022 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of November 30, 2021 the Company had current assets of $41,011, and current liabilities total $1,187,567 resulting in a working capital deficit of $1,146,556. The Company currently only has small scale operation activities and has an accumulated deficit of $3,633,337 as of November 30, 2021. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS RECEIVABLE

As of November 30, 2021 the Company had an accounts receivable balance of $9,384 compared with $9,384, February 28, 2021.

NOTE 5 – PREPAID EXPENSE

The Company is paying an annual fee for its OTC Markets service. The current service period is from December 1, 2020 to November 30, 2021. The service charge is recorded as a prepaid expense and amortized using straight line amortization over the service period. In November,2021, the company renewed and paid the service fee for the period from December 1, 2021 to November 30, 2022. The prepaid expense balance is $14,000 as of November 30, 2021 compared to $9,000 as of February 28, 2021.

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

As of November 30, 2021, the Company had a $583,879 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $551,124 for Ms. Yan Li at February 28, 2021. The loans are non-interest bearing, due upon demand and unsecured.

A related party is providing accounting service to the company at an estimated annual service fee of $19,000.

From November 2017, the Company started to purchase cosmetic products from a related party controlled by our CEO. The Company purchased a total of $47,643 of inventory from two related parties which was sold during the year ended February 29, 2020, the accounts payable balance of which is outstanding as of November 30, 2021 and February 28, 2021.

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

As of November 30, 2021, a total of $535,500 had been accrued as salary compensation payable compared to $535,500 at February 28, 2021 to the president only.

During the three months ended November 30, 2021, a total of $4,500 stock compensation had been recorded to the five senior officers compared to $4,500 for the same period in the prior year to five directors.

NOTE 8 – STOCKHOLDERS’ EQUITY

For the quarter ended November 30, 2021, a total of 125,000 equivalent shares valued at $4,500 was recorded as stock compensation expense to be issued at a future date to the president and other four senior officers for their services. It is offset by a same amount of Additional in Capital entry in equity.

For the nine months ended November 30, 2021, a total of 375,000 equivalent shares valued at $13,500 was recorded as stock compensation expense to be issued at a future date to the president and other four senior officers for their services. It is offset by a same amount of Additional in Capital entry in equity.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 “Subsequent Events”, the company has analyzed its operations subsequent to November 30, 2021, to January 7, 2022, the date when the financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

Results of Operations

Revenue

We recognized no sales revenue in the three months ended November 30, 2021 and 2020.

Operating Expenses

For the three months ended November 30, 2021 compared to the three months ended November 30, 2020

The major components of our operating expenses for the three months ended November, 2021 and 2020 are outlined in the table below:

	Three Months Ended	Three Months Ended
	November 30	November 30
	2021	2020
Officer compensation	4,500	4,500
Professional fee	14,723	14,371
OTC Filing fees	3,000	3,000
Other G&A	1,030	1,114
Total operating expenses	$23,253	$22,985

The $268 increase in our operating costs for the three months ended November 30, 2021 compared to three months ended November 30, 2020, was mainly due to an increase of $352 in professional fee.

For the nine months ended November 30, 2021 compared to the nine months ended November 30, 2020

The major components of our operating expenses for the nine months ended November 30, 2021 and 2020 are outlined in the table below:

	Nine Months Ended	Nine Months Ended
	November 30	November 30
	2021	2020
Officer compensation	13,500	13,500
Selling expense	-	18
Professional fee	39,755	42,235
OTC Filing fees	9,000	9,000
Other G&A	1,102	1,204
Total operating expenses	$63,357	$65,957

The $2,600 decrease in our operating costs for the nine months ended November 30, 2021 compared to nine months ended November 30, 2020, was mainly due to a decrease of $2,480 decrease in professional fee .

Other Income

For the three months ended November 30, 2021, we recognized other income of zero compared to zero for the corresponding period in 2020.

For the nine months ended November 30, 2021, we recognized other income of $22,243 compared to zero for the corresponding period in 2020.

No other expenses incurred during the three months and nine months periods ended November 30, 2021 and 2020.

Net income (Loss)

For the three months ended November 30, 2021, we recognized a net loss of $ 23,253 compared to the net loss of $22,985 for the corresponding period in 2020.

For the nine months ended November 30, 2021, we recognized a net loss of $ 41,114 compared to the net loss of $65,957 for the corresponding period in 2020.

Liquidity and Capital Resources

Working Capital

	November 30,	February 28,
	2021	2021
Current Assets	$41,011	$20,825
Current Liabilities	$1,187,567	$1,139,767
Working Capital Deficit	$(1,146,556)	$(1,118,942)

As of November 30, 2021, the Company had current assets of $41,011, primarily comprised of cash of $17,627, prepaid expenses of $14,000 and accounts receivable of $9,384, and current liabilities of $1,187,567, resulting in a working capital deficit of $1,146,556. The Company had limited profitable operation activities and has an accumulated deficit of $3,633,337 as of November 30, 2021. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows from Operating Activities

Our net cash used in operating activities decreased by $39,473 in the nine months ended November 30, 2021 of $(17,569) compared to the net cash used in operating activities in the nine months ended November 30, 2020 of $ (57,042). The decrease in net cash used in operating activities was primarily the result of a $22,000 shared operating income and a decrease of $20,545 in professional fee payment.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the nine months ended November 30, 2021 or 2020.

Cash Flows from Financing Activities

Our cash provided by financing activities decreased from $53,828 for the nine months ended November 30, 2020 to $32,755 for the nine months ended November 30, 2021. In both periods, cash was provided by the way of loans from related parties.

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

Off Balance Sheet Arrangements

As of November 30, 2021, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the nine months ended November 30, 2021, and currently we are not involved in any pending litigation or legal proceedings.

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

JUBILANT FLAME INTERNATIONAL, LTD

Date: January 7, 2022	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: January 7, 2022	By:	/s/ Lei Wang
Lei Wang
(Principal Financial Officer) and Director

