Form 10-K
period 2022-02-28
Jubilant Flame International, Ltd
filed 2022-05-09
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

There was no active public trading market for the common stock. Based on recorded trades as of August 31, 2021, the aggregate market value of 12,043,993 common stock held by non-affiliates was $531,140.

As of May 9, 2022, there are 19,985,708 shares of common stock issued and outstanding.

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

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTCQB Bulletin Board under the symbol “JFIL”. Because we are quoted on the OTCQB Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. Although there is trading in our common stock from time to time, there is no established market for our common stock. In the past year, it has traded the price per share has been in the $0.018 to $0.078 range during the year ended February 28, 2022 These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transaction values.

Holders

As of February 28, 2022, there were 41 total record holders of 19,548,208 shares of the Company’s common stock. We believe we have additional shareholders who hold their shares on a beneficial basis in “street name.”

Dividends

The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the intention of management to utilize all available funds for the development of the Company’s business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered security

Between December 2015 and February 28, 2022, the Company issued 900,000 shares of common stock to its CEO, Ms. Yan Li, under her employment agreement, 550,000 shares to its current CFO, Mr. Lei Wang, 200,000 shares to its current Secretary/Treasurer, Mr. Kecheng Xu, 300,000 shares to its new board director Brian Cheng, 150,000 shares to its new board director Mario Papazoglou for compensation purposes. The issuance of shares to officers were made in reliance upon the exemption from securities registration afforded by Section 4(2) of the 1933 Act. (See Item 11 – Executive Compensation – Employment Agreements and Related Transactions.)

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended February 28, 2022 and February 28, 2021.

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

Results of Operations

Sales

From last quarter of the fiscal year ended February 28, 2018, we started to promote and sell our new cosmetic products in the United States market. We purchase the Acropass Products and other Products from an affiliated company in China. In the beginning of 2020, the Company ceased the marketing and selling of cosmetic products in the United States. From the third quarter of year ended February 29, 2020, the company started to provide technical support services in connection with nutritionally oriented food that include Sea-Buckthourn and Organic Spouting Powder. We recognized $0 of revenue during the fiscal year ended February 28, 2022. The decrease was primarily due to pandemic business slow down. We recognized $0 of revenue during the fiscal year ended February 28, 2021.

Advertising expense

To promote our new cosmetics products, Acropass series, in the United States market, we entered a contract with a third party to run a marketing campaign and manage the sales of the products. We incurred a total of $0 and $0 in marketing expenses for the year ended February 28, 2022 and February 28, 2021 respectively.

Operating expense

The major components of our expenses for the fiscal years ended February 28, 2022 and February 28, 2021 are outlined in the table below:

	Year Ended	Year Ended
	February 28,	February 28
	2022	2021

Selling expense	-	18
Officer compensation	15,750	18,000
Transfer agent	6,205	6,719
Edgar filing fees	3,113	3,429
OTC Filing fees	12,500	12,000
Office expense	707	1,447
Legal fees	4,000	3,888
Accounting fees	37,000	38,685
Total cost and operating expenses	79,274	84,186

Our operating expenses decreased by $4,912 for the year ended February 28, 2022, compared to the fiscal year ended February 28, 2021. The decrease was mainly due to a decrease of $2,250 in officer compensation and a decrease of $1,685 in accounting expense.

Other income

Other income increased to $14,463 and $0 for the year ended February 28, 2022 and February 28, 2021, respectively.

Net Loss

During the years ended February 28, 2022 and February 28, 2021, the Company realized a net loss of $64,811 and $84,186, respectively.

Liquidity and Capital Resources

Working Capital	As of February 28, 2022	As of February 28, 2021

Current Assets	$14,082	$20,825
Current Liabilities	$1,182,085	$1,139,767
Working Capital Deficit	$(1,168,003)	$(1,118,942)

The increase in the Company’s working capital deficit between the fiscal years ended February 28, 2022 and February 28, 2021 was mainly due to the increase of total $40,818 due to the CEO.

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Year Ended February 28, 2022	Year Ended February 28, 2021
Cash used in operating activities	$(39,677)	$(69,366)
Cash used in investing activities	$-	$-
Cash provided by financing activities	$40,818	$61,179
Net increase (decrease) in cash	$1,141	$(8,187)

Cash Flows from Operating Activities

During the fiscal year ended February 28, 2022, we incurred a net loss of $64,811, compared to a net loss of $84,186 during the fiscal year ended February 28, 2021. During the fiscal year ended February 28, 2022, we used $39,677 in operating activities compared to $69,366 during the fiscal year ended February 28, 2021, the operating cash use decrease is mainly due to $22,000 other income and $2,491 decrease of professional fee due.

Cash Flows from Investing Activities

We did not spend funds in investing activities during the years ended February 28, 2022 and February 28, 2021.

Cash Flows from Financing Activities

During the year ended February 28, 2022, we generated $40,818 in financing activities compared to $61,179 during the year ended February 28, 2021, the decrease is due to proceed decrease from the CEO.

Going Concern

The audit report of the Company’s independent registered accounting firm includes an explanatory paragraph related to our ability to continue as a going concern.

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

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE YEARS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of

Jubilant Flame International, Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Jubilant Flame International, Ltd. (“the Company”), as of February 28, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended February 28, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2022, in conformity with U.S generally accepted accounting principles

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements and going concern assessment of critical audit matter below, the Company has suffered recurring losses from operations and has stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

Going Concern Assessment

As described in Note 3 to the financial statements, the Company prepared its financial statements on a going concern basis, and management has concluded that the Company has not generated sufficient income to sustain the operations. For the years ended February 28, 2022 and 2021, the Company incurred net losses of USD 0.064 million and USD 0.084 million, respectively. As of February 28, 2022 and 2021, the accumulated deficit amounted to USD 3.66 million and USD 3.59 million, respectively and the current liabilities exceeded the current assets in the amount of USD 1.17 million and USD 1.12 million, respectively.

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

/S/ TPS Thayer, LLC

TPS Thayer, LLC

We have served as the Company’s auditor since 2020

Sugar Land, Texas

May 9, 2022

JUBILANT FLAME INTERNATIONAL, LTD

BALANCE SHEETS

FEBRUARY 28, 2022 AND FEBRUARY 28, 2021

	February 28,	February 28,
	2022	2021
ASSETS
Current assets
Cash	$3,582	$2,441
Account receivable, net	-	9,384
Prepaid expenses	10,500	9,000
Total current assets	14,082	20,825
Total Assets	$14,082	$20,825

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$7,000	$5,500
Due to Related Parties	47,643	47,643
Accrued officer compensation	535,500	535,500
Loan payable - related parties	591,942	551,124
Total current liabilities	1,182,085	1,139,767
Total Liabilities	1,182,085	1,139,767

Commitment and Contingencies	-	-

Stockholders’ Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 19,985,708 and 19,548,208 shares issued and outstanding respectively	19,986	19,548
Additional paid in capital	2,469,045	2,453,733
Accumulated deficit	(3,657,034)	(3,592,223)
Total Stockholders’ Deficit	(1,168,003)	(1,118,942)
Total Liabilities and Stockholders’ Deficit	$14,082	$20,825

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021

	Year Ended	Year Ended
	February 28,	February 28,
	2022	2021

Sales of goods	$-	$-
Total sales	-	-
Cost and Operating Expenses:	-	-
Cost of goods sold	-	-
Operating, selling, general and administrative	79,274	84,186
Total operating expenses	79,274	84,186
Other income
Other income	14,463	-
Other income	14,463	-

Loss from operations	(64,811)	(84,186)
Provision for income tax:	-	-

Net loss	$(64,811)	$(84,186)

Net loss per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	19,549,407	19,049,578

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at February 28, 2020	19,048,208	$19,048	$2,436,233	$(3,508,037)	$(1,052,756)

Shares issued for stock compensation	500,000	500	17,500		18,000

Net loss for the year				(84,186)	(84,186)

Balances at February 28, 2021	19,548,208	$19,548	$2,453,733	$(3,592,223)	$(1,118,942)

Shares issued for stock compensation	437,500	438	15,313		15,750

Net loss for the year				(64,811)	(64,811)

Balances at February 28, 2022	19,985,708	$19,986	$2,469,045	$(3,657,034)	$(1,168,003)

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021

	Year Ended	Year Ended
	February 28,	February 28,
	2022	2021
Cash flows from operating activities
Net loss	$(64,811)	$(84,186)
Adjustments to reconcile net loss to net cash used in operating activities
Issued stock compensation	15,750	18,000
Account receivable write off	7,384	-
Changes in Current Assets and Liabilities
Account receivable	2,000	18
Prepaid expense	(1,500)	-
Accounts payable and accrued liabilities	1,500	(3,198)
Net cash used in operating activities	(39,677)	(69,366)

Cash flows from financing activities
Net proceeds from related party loans	40,818	61,179
Net cash provided by financing activities	40,818	61,179

Net Increase (Decrease) In Cash	1,141	(8,187)

Cash at beginning of year	2,441	10,628

Cash at end of year	$3,582	$2,441

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021

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

From the third quarter of the year ended February 29, 2020, the company began its new business line of providing technical support services for development of new nutrition food products to sell to customers in USA. The company had not generated significant revenue from this new business by the year ended at February 28, 2022.

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

Receivables

Receivables are stated at their carrying values, net of a reserve for doubtful accounts. Receivables consist primarily of amounts due from Sea-Buckthourn nutrition food technical support fee. At the year end of February 28, 2022, the company decided to write off total of $7,384 account receivable of support fee.

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

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We adopted the new standard effective January 1, 2021 and the adoption of this guidance doesn’t have an impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326):

Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss model for the impairment of financial assets measured at amortized cost basis. That model replaces the probable, incurred loss model for those assets. Through the amendments in that Update, the Board added Topic 326, Financial Instruments— Credit Losses, and made several consequential amendments to the Codification. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after January 1, 2023. The Company will adopt the new standard effective March 1, 2023 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Operating, Selling, General and Administrative Expenses

Operating, selling, general and administrative expenses include all operating costs of the Company.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of February 28, 2022, the Company had a working capital deficit of $1,168,003. The Company currently has limited profitable trading activities and has an accumulated deficit of $3,657,034 as of February 28, 2022.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it must rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is a formal written commitment for continued support by shareholders. The advances are considered temporary in nature and have not been formalized by a promissory note.

The CEO confirmed the personal commitment to provide financial support for the next twelve-months from the balance sheet date.

As of February 28, 2022, the Company had a $591,942 loan from its CEO, Ms. Yan Li. This compares with an outstanding balance of $551,124 for Ms. Yan Li as of February 28, 2021. The loan is non-interest bearing, due upon demand and unsecured. The company business is operated from an office provided by the CEO.

A related party company is providing accounting service to the company at an estimated annual service fee of $19,000. The company paid a separate legal entity controlled by Mr. Wang. Total service fee of $19,000 during year end of February 28, 2022 and $21,000 during the year end of February 29, 2021 respectively.

From November 2017, the Company began purchasing cosmetic and sprout products from two related parties controlled by our CEO. The Company purchased a total of $47,643 of inventory from two related parties which was sold during the year ended February 29, 2020, and is recorded as the due to related parties balance which was outstanding as of February 28, 2022 and February 28, 2021.

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

As of February 28, 2022, a total of $535,500 had been accrued as accrued officer compensation payable to its president compared to $535,500 as of February 28, 2021.

As of February 28, 2022, a total of $15,750 in stock compensation expense had been recorded for five officers compared to a total of $18,000 in stock compensation recorded for the same period as of February 28, 2021.

NOTE 6 – OTHER INCOME(EXPENSE)

Other income (expense) includes $22,000 of other income and the write off of $7,384.

During the year ended February 28, 2022, the company received a total of $22,000 as other income for a portion of the prior year’s operating expenses recovered from the settlement with a Acropass product vendor.

At the year ended February 28, 2022, the company decided to write off a total of $7,384 account receivable of support fee as other expense, as the amount was not collectable.

NOTE 7 – INCOME TAX

At February 28, 2022, the Company had unused federal and state net operating loss carryforwards available of approximately $1,052,454, which may be applied against future taxable income, if any, and which expire in various years through 2042.

This loss carry-forward expires according to the following schedule:

Year Ending February 28, 2022	Amount

2034	$54,197
2035	-
2036	539,420
2037	107,453
2038	118,828
2039	80,296
2040	49,514
2041	60,686
2042	42,060
Total	$1,052,454

The following is a reconciliation of the tax provision as calculated at the statutory tax rate to the provision as recognized for the years ended February 28, 2022 and February 28, 2021:

	2022	2021
Tax provision at statutory rates	$(12,770)	$(17,679)
Effect of permanent and Temporary difference(s)	3,938	4,935
Change in valuation allowance	8,832	12,744
Net tax expense	$-	$-

There were permanent differences and temporary differences to reconcile the tax provision for the years ended February 28, 2022 and 2021, other than the change in valuation allowance of $8,832 and $12,744, respectively. All tax years from inception remain open for examination by the tax authorities.

In addition to tax loss carry forward, unrecognized deferred tax assets as of February 28, 2022 and February 28, 2021, primarily related to accrued officer compensation and other accrued expense not deductible until paid for income tax purposes amounted to $630 and $1,155, respectively.

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

As of February 28, 2022, a total of 437,500 shares valued at $15,750 in stock compensation expense had been recorded for five officers compared to a total of 500,000 shares valued at $18,000 in stock compensation to the same five directors as of February 28, 2021.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to February 28, 2022 to May 9, 2022, the date when the financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that, as of February 28, 2022, our internal controls over financial reporting were ineffective because: (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) due to the lack of employees, the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2022. Because of our overall limited financial resources, we cannot estimate when we may begin to remediate any of the foregoing deficiencies and the time frame in which they will be remediated if and when begun.

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

ITEM 9B OTHER INFORMATION.

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position
Yan Li	56	President, Chief Executive Officer and Director
Lei Wang	49	Chief Financial Officer and Director
Kecheng Xu	35	Secretary, Treasurer and Director
Marino Papazoglou	64	Director
Brian Cheng	63	Director

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

Kecheng Xu is a resident of China. Mr. Xu has been our Secretary, Treasurer and a member of the Board of Directors of the Company since August 30, 2017. Mr. Xu has over 6 years financial work experience at private sector, including: Jiu Feng Investment Management Shanghai Ltd from 2012 to date and Equity investment manager at TFTR Investment Co. Ltd from 2016 to date. Mr. Xu holds a Financial MBA from Shanghai Advanced Institute of Finance (SJTU), and received a bachelor degree in Economics from the University of British Columbia in Canada.

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

ITEM 11 EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during fiscal year end February 28, 2022 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
							Non-quali-
						Non-Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)

Yan Li President, CEO	2022	-1	-	6,300	-	-	-	-	6,300

Lei Wang , CFO	2022	-2	-	3,150	-	-	-	19,000	22,150

Kecheng Xu Secretary, Treasurer, Director	2022	-3	-	1,575	-	-	-	-	1,575

Brian Cheng, Director	2022	-4	-	3,150	-	-	-	-	3,150

Marino Papazoglou, Director	2022	-5	-	1,575	-	-	-	-	1,575

___________

1

On December 15, 2015, the Company entered into employment agreements with its president and CEO, Ms. Yan Li, the agreements were retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Ms. Yan shall receive an annual salary of $100,500 and 100,000 shares of the Company’s common stock. On January 15, 2019, Ms. Li’s compensation agreement was renewed by the Board. Ms. Li was granted 200,000 shares each year for a term of three years based on board resolution. The granted shares have a value of $0.036 per shares based on stock market price on the stock grant date. A total of $6,300 stock compensation was recorded at the end of year February 28, 2022.

13

2

On August 30, 2017 Lei Wang became our Chief Financial Officer. Mr. Wang receives no salary compensation. Mr. Wang was paid stock compensation from time to time based on business progress. Mr. Wang was granted 200,000 shares of restricted common stock at the time of his appointment. The restricted stock has a value of $2,100 based on stock market price of $0.0105 per share on the stock grant date. On January 15, 2019, Mr.Wang was granted 100,000 shares each year for a term of three years based on board resolution. The granted shares have a value of $0.036 per shares based on stock market price on the stock grant date. A total of $3,150 stock compensation was recorded at the end of year February 28, 2022. The company paid a separate legal entity controlled by Mr. Wang for service fee of $19,000 during year end of February 28, 2021.

3

Mr. Kecheng Xu became he Secretary, Treasurer and a director of the Company on August 30, 2017. Mr. Xu receives no salary compensation. Mr. Xu was paid stock compensation from time to time based on business progress. Mr. Xu was granted 50,000 shares of restricted common stock at the time of his appointment. The restricted stock has a value of $525 base on stock market price of $0.0105 per share one the stock grant date. On January 15, 2019, Mr. Xu was granted 50,000 stock compensation shares each year for a term of three years based on board meeting resolution. The granted shares have a value of $0.036 per shares based on stock market price one the stock grant date. Total $1,575 of stock compensation was recorded at the end of year February 28, 2022.

4.

Mr. Brian Cheng became board director of the Company on January 15, 2019. Mr.Cheng receives no salary compensation. Mr. Cheng was paid stock compensation from time to time based on business progress. On January 15, 2019, Mr. Cheng was granted 100,000 stock compensation shares each year for a term of three year at the time of his appointment. The granted shares have a value of $0.036 per share based on stock market price on the stock grant date. Total $3,150 of stock compensation was recorded at the end of year February 28, 2022.

5.

Mr. Marino Papazoglou became board director of the Company on January 15, 2019. Mr. Papazoglou receives no salary compensation. Mr.Papazoglou was paid stock compensation from time to time based on business progress. On January 15, 2019, Mr. Papazoglou was granted 50,000 stock compensation shares each year for a term of three year at the time of his appointment. The granted shares have a value of $0.036 per share based on stock market price on the stock grant date. Total $1,575 of stock compensation was recorded at the end of year February 28, 2022.

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

Directors’ Compensation

The persons who served as members of our board of directors, three of them are also our executive officers, did not receive separate compensation for their services as directors in fiscal years ended February 28, 2022 and February 28, 2021.

Option Exercises and Stock Vested

There were no options issued, outstanding, exercised or vested during the years ended February 28, 2022 and February 28, 2021. There were no unvested stock awards outstanding at the same dates.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of May 12, 2020: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (10%) of any class of our outstanding shares. As of May 9, 2021, there were 19,985,708 shares of our common stock outstanding. We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons named in the table below have sole voting and sole investment power with respect to all shares of common stock that they beneficially owned, subject to applicable community property laws.

Name and address of beneficial owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Yan Li, President, Chief Executive Officer & Director	6,713,215	33.6%
Lei Wang, Chief Financial Officer & Director	550,000	2.8%
Kecheng Xu, Treasurer, Secretary and Director	228,500	1.1%
Brian Cheng, Director	300,000	1.5%
Marino Papazoglou, Director	150,000	0.8%
All executive officers and directors as a group (Persons)	7,941,715	39.8%

__________

(1)	The address of each of our executives is c/o the Company at 10F.,Yunfeng Building, No.478 Wuzhong RD, Shanghai, China 201103.

<>ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

<>

During the fiscal years ended February 28, 2022 and February 28, 2021, Ms. Yan Li, our President, CEO, and a director, personally paid $40,817 and $61,179, respectively, for various expenses on behalf of Jubilant Flame International Ltd. The Company did not enter into any loan agreement with respect to those advances.

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

On August 30, 2017 Lei Wang became an Executive Financial Officer. Mr. Wang receives no salary compensation. Mr. Wang was paid stock compensation from time to time base on business progress. Mr. Wang was granted 200,000 shares of restricted common stock at the time of his appointment. The restricted stock has a value of $2,100 based on stock market price of $0.0105 per share at stock grant date. On January 15, 2019, Mr. Wang was granted 100,000 shares each year for a term of three years based on board resolution. The granted shares have a value of $0.036 per shares based on stock market price at stock grant date. The company paid a separate legal entity controlled by Mr. Wang. Total service fee of $19,000 during year end of February 28, 2022 and $21,000 during the year end of February 29, 2021 respectively.

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

As at February 28, 2022, the Company had a $591,942 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $551,125 for her as of February 28, 2021. The loans are non-interest bearing, due upon demand and unsecured.

From November 2017, the Company started to purchase Acropass Products from related party owned and controlled by our CEO for the products’ resale in the United States. By the end of February 28, 2022, the Company purchased total $47,035 inventory from the related party.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended February 28, 2022 and February 28, 2021, we engaged TPS Thayer, LLC as our audit firm.

For the years ended February 28, 2022, and February 28, 2021, we incurred fees as discussed below:

Fiscal Year Ended
	February 28, 2022	February 28, 2021

Audit fees	$18,000	$18,000
Audit – related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

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

JUBILANT FLAME INTERNATIONAL, LTD.

Date: May 9, 2022	By:	/s/ Yan Li
Yan Li
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 9, 2022	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: May 9, 2022	By:	/s/ Lei Wang
Lei Wang
Chief Financial Officer (Principal Financial Officer) and Director

