Form 10-Q
period 2022-05-31
Jubilant Flame International, Ltd
filed 2022-07-11
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

As of July 11, 2022, there are 19,985,708 shares of common stock outstanding.

.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company” and the “Registrant” refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL LTD

2

PART I – FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE THREE-MONTH PERIODS ENDED May 31, 2022

JUBILANT FLAME INTERNATIONAL, LTD
Balance Sheets
(Unaudited)
	As of
	May 31,	February 28,
	2022	2022
ASSETS
Current assets
Cash	$3,582	$3,582
Prepaid expenses	7,000	10,500
Total current assets	10,582	14,082

Total Assets	$10,582	$14,082

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$15,500	$7,000
Due to related party	47,643	47,643
Accrued officer compensation	535,500	535,500
Loan payable - related parties	597,855	591,942
Total current liabilities	1,196,498	1,182,085

Total Liabilities	1,196,498	1,182,085

Commitments and contingencies

Stockholders' Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 19,985,708 shares issued and outstanding, respectively	19,986	19,986
Additional paid in capital	2,469,045	2,469,045
Accumulated deficit	(3,674,947)	(3,657,034)
Total Stockholders' Deficit	(1,185,916)	(1,168,003)

Total Liabilities and Stockholders' Deficit	$10,582	$14,082

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD
Statements of Operations
(Unaudited)

	For the three months ended
	May 31,
	2022	2021

Sales of goods	$-	$-
Total revenue	-	-
Costs and Operating Expenses:
Cost of goods sold	-	-
Operating, selling, general and administrative	$17,913	$21,528
Total operating expenses	17,913	21,528

Loss from operations	(17,913)	(21,528)

Other income (expense):
Other income (expense), net	-	-

Loss before provision for income tax	(17,913)	(21,528)
Provision for income tax:	-	-

Net Loss	$(17,913)	$(21,528)

Net Loss per share (Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	19,985,708	19,548,208

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

Statements of Changes in Stockholders' Deficit

(Unaudited)

	Common Stock		Additional		Total
			paid in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balances at February 28, 2022	19,985,708	$19,986	$2,469,045	$(3,657,034)	$(1,168,003)
Net loss for the period				(17,913)	(17,913)
Balances at May 31, 2022	19,985,708	$19,986	$2,469,045	$(3,674,947)	$(1,185,916)

	Common Stock		Additional		Total
			paid in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balances at February 28, 2021	19,548,208	$19,548	$2,453,733	$(3,592,223)	$(1,118,942)
Shares issued for stock compensation			4,500		4,500
Net loss for the period				(21,528)	(21,528)
Balances at May 31, 2021	19,548,208	$19,548	$2,458,233	$(3,613,751)	$(1,135,970)

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD
Statement of Cash Flows
(Unaudited)
	For the three months ended May 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(17,913)	$(21,528)

Adjustments to reconcile net (loss) to net cash (used in) operating activities
Share based compensation	-	4,500
Changes in Current Assets and Liabilities:
Prepaid expense	3,500	3,000
Accounts payable	8,500	1,500
Net cash (used for) operating activities	(5,913)	(12,528)
Cash Flows from Financing Activities:
Net proceeds from related party loans	5,913	12,771
Net cash provided by financing activities	5,913	12,771
Net(Decrease) In Cash	-	243
Cash at The Beginning Of The Period	3,582	2,441
Cash at The End Of The Period	$3,582	$2,684
Supplemental Disclosure
Cash paid for interest	-	-
Cash paid for income tax	-	-

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

Notes to Financial Statements

May 31, 2022

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

From the third quarter of the year ended February 29, 2020, the company began its new business line of providing technical support services for development of new nutrition food products to sell to customers in USA. The company had not generated significant revenue from this new business.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Interim Financial Information

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of May 31, 2022, results of operations, changes in stockholders' (deficit) and cash flows for the three month periods ended May 31, 2022 and 2021, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of May 31, 2022 the Company had current assets of $10,582, and current liabilities total $1,196,498 resulting in a working capital deficit of $1,185,916. The Company currently has small scale operation  activities and has an accumulated deficit of $3,674,947 as of May 31, 2022. This raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSE

The Company is paying an annual fee for its OTC Markets service. The service period is from December 1, 2021 to November 30, 2022. The service charge is recorded as a prepaid expense and amortized using straight line amortization over the service period. The prepaid expense balance is $7,000 as of May 31, 2022 compared to $10,500 as of February 28, 2022.

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

As of May 31, 2022, the Company had a $597,855 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $591,942 for Ms. Yan Li at February 28, 2022. The loans are non-interest bearing, due upon demand and unsecured.

A related party is providing accounting service to the company at an estimated annual service fee of $19,000.

From November 2017, the Company started to purchase cosmetic products from a related party controlled by our CEO. The Company purchased a total of $47,643 of inventory from two related parties which was sold during the year ended February 29, 2020, the accounts payable balance of which is outstanding as of  May 31, 2022 and February 28, 2022.

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

As of May 31, 2022, a total of $535,500 had been accrued as salary compensation payable compared to $535,500 at February 28, 2022 to the president only.

During the three months ended May 31, 2022, a total of $0 stock compensation had been recorded to the five senior officers compared to $4,500 for the same period in the prior year to five directors.

NOTE 7 – SUBSEQUENT EVENTS

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

 Results of Operations

 Revenue

We recognized no sales revenue in the three months ended May 31, 2022 compared to zero sales revenue in the three months ended May 31, 2021.

Operating Expenses

For the three months ended May 31, 2022 compared to the three months ended May 31, 2021

The major components of our operating expenses for the three months ended May 31, 2022 and 2021 are outlined in the table below:

	Three Months Ended	Three Months Ended
	May 31	May 31
	2022	2021

Officer stock compensation	$-	$4,500
Professional fee	$14,413	$14,272
OTC service expense and others	$3,500	$2,756
Total operating expenses	$17,913	$21,528

The $3,615 decrease in our operating costs for the three months ended May 31, 2022 compared to three months ended May 31, 2021, was mainly due to a decrease of $ 4,500 decrease in officer compensation fee.

Other Expenses

 No other expenses incurred during the three-month periods ended May 31, 2022 and 2021.

Net Loss

For the three months ended May 31, 2022, we recognized a net loss of $17,913 compared to the net loss of $21,528 for the corresponding period in 2021.

Liquidity and Capital Resources

Working Capital

	May 31, 2022	February 28, 2022
Current Assets	$10,582	$14,082
Current Liabilities	$1,196,498	$1,182,085
Working Capital Deficit	$(1,185,916)	$(1,168,003)

As of May 31, 2022, the Company had current assets of $10,582, primarily comprising of cash of $3,582, prepaid expenses of $7,000 and current liabilities of $1,196,498, resulting in a working capital deficit of $1,185,916. The Company had limited profitable operation activities and has an accumulated deficit of $3,674,947 as at May 31, 2022. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Cash Flows from Operating Activities

Our net cash used in operating activities decreased by $6,615 in the three months ended May 31, 2022 compared to the net cash used in operating activities in the three months ended May 31, 2021. The decrease in net cash used in operating activities was primarily the result of a $7,000 increase in accrued professional fee.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the three months ended May 31, 2022 or 2021.

Cash Flows from Financing Activities

Our cash provided by financing activities decreased from $12,771 for the three months ended May 31, 2021 to $5,913 for the three months ended May 31, 2022. In both periods, cash was provided by the way of loans from related parties.

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

 Off Balance Sheet Arrangements

As of May 31, 2022, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three months ended May 31, 2022, and currently we are not involved in any pending litigation or legal proceedings.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report:

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of the President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

JUBILANT FLAME INTERNATIONAL LTD

Date: July 11, 2022	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: July 11, 2022	By:	/s/ Lei Wang
Lei Wang
(Principal Financial Officer) and Director

