Form 10-Q
period 2022-08-31
Jubilant Flame International, Ltd
filed 2022-09-28
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

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

As of September 28, 2022, there are 19,985,708 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company” and the “Registrant” refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL LTD

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE SIX-MONTH PERIODS ENDED August 31, 2022

JUBILANT FLAME INTERNATIONAL, LTD

Balance Sheets

(Unaudited)

	August 31,	February 28,
	2022	2022
ASSETS

Current assets
Cash	$3,582	$3,582
Prepaid expenses	3,500	10,500
Total current assets	7,082	14,082

Total Assets	$7,082	$14,082

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$22,500	$7,000
Due to related party	47,643	47,643
Accrued officer compensation	535,500	535,500
Loan payable - related parties	601,459	591,942
Total current liabilities	1,207,102	1,182,085

Total Liabilities	1,207,102	1,182,085

Commitment and Contingencies

Stockholders’ Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 19,985,708 and 19,985,708 shares issued and outstanding, respectively	19,986	19,986
Additional paid in capital	2,469,045	2,469,045
Accumulated deficit	(3,689,052)	(3,657,034)
Total Stockholders’ Deficit	(1,200,021)	(1,168,003)

Total Liabilities and Stockholders’ Deficit	$7,082	$14,082

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	August 31,		August 31,
	2022	2021	2022	2021

Sales of goods	$-	$-	$-	-
Total revenue	-	-	-	-
Costs and Operating Expenses:
Cost of goods sold	-	-	-	-
Operating, selling, general and administrative	14,104	18,333	$32,017	$40,104
Total operating expenses	(14,104)	(18,333)	(32,017)	(40,104)

Loss from operations	(14,104)	(18,333)	(32,017)	(40,104)

Other Income	-	22,000	32,017	22,243
Income (loss) before provision for income taxes	(14,104)	3,667	(32,017)	(17,861)

Net Income (loss)	$(14,104)	$3,667	$(32,017)	$(17,861)

Net Income (loss) per share
Basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)
Weighted average shares used in per share computation
Basic	19,985,708	19,548,208	19,985,708	19,548,208
Diluted	19,985,708	19,674,567	19,985,708	19,548,208

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

Statement of Changes in Stockholders’ Deficit

(Unaudited)

For the Three Months ended August 31, 2022 and 2021
			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance as of May 31, 2022	19,985,708	$19,986	$2,469,045	$(3,674,948)	$(1,185,917)
Net income for the period				(14,104)	(14,104)
Balance as of August 31, 2022	19,985,708	$19,986	$2,469,045	$(3,689,052)	$(1,200,021)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance as of May 31, 2021	19,548,208	$19,548	$2,458,233	$(3,613,751)	$(1,135,970)
Shares awarded for stock compensation			4,500		4,500
Net income for the period				3,667	3,667
Balance as of August 31, 2021	19,548,208	$19,548	$2,462,733	$(3,610,084)	$(1,127,803)

For the Six Months ended August 31, 2022 and 2021
			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance as of February 28, 2022	19,985,708	$19,986	$2,469,045	$(3,657,035)	$(1,168,003)
Net loss for the period				(32,017)	(32,017)
Balance as of August 31, 2022	19,985,708	$19,986	$2,469,045	$(3,689,052)	$(1,200,021)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance as of February 28, 2021	19,548,208	$19,548	$2,453,733	$(3,592,223)	$(1,118,942)
Shares awarded for stock compensation			9,000		9,000
Net loss for the period				(17,861)	(17,861)
Balance as of August 31, 2021	19,548,208	$19,548	$2,462,733	$(3,610,084)	$(1,127,803)

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

Statement of Cash Flows

(Unaudited)

	For the six months ended August 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(32,017)	$(17,861)

Adjustments to reconcile net (loss) to net cash provided by operating activities
Share based compensation	-	9,000
Changes in Current Assets and Liabilities:
Prepaid expense	7,000	6,000
Accounts payable	15,500	8,500
Net cash (used in) provided by operating activities	(9,517)	5,639

Cash Flows from Financing Activities:
Net proceeds from related party loans	9,517	16,532
Net cash provided by financing activities	9,517	16,532
Net Increase (Decrease) In Cash	-	22,171
Cash at The Beginning Of The Period	3,582	2,441
Cash at The End Of The Period	$3,582	$24,612
Supplemental Disclosure
Cash paid for interest	-	-
Cash paid for income tax	-	-

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

Notes to Financial Statements

August 31, 2022

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

Interim Financial Information

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of August 31, 2022, results of operations, changes in stockholders’ equity (deficit) and cash flows for the six month periods ended August 31, 2022 and 2021, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

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

Net Income/(loss) Per Common Share

Basic net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income/(loss) per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.

Since the company has incurred losses for all periods except the second quarter ended at August 31, 2021, the impact of the common stock equivalents would be anti- dilutive and therefore are not included in the calculation in those periods.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of August 31, 2022 the Company had current assets of $7,082, and current liabilities total $1,207,102 resulting in a working capital deficit of $1,200,020. The Company currently only has small scale operation activities and has an accumulated deficit of $3,689,052 as of August 31, 2022. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSE

The Company is paying an annual fee for its OTC Markets service. The service period is from December 1, 2021 to November 30, 2022. The service charge is recorded as a prepaid expense and amortized using straight line amortization over the service period. The prepaid expense balance is $3,500 as of August 31, 2022 compared to $10,500 as of February 28, 2022.

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

As of August 31, 2022, the Company had a $601,459 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $591,942 for Ms. Yan Li at February 28, 2022. The loans are non-interest bearing, due upon demand and unsecured.

A related party is providing accounting service to the company at an estimated annual service fee of $19,000.

From November 2017, the Company started to purchase cosmetic products from a related party controlled by our CEO. The Company purchased a total of $47,643 of inventory from two related parties which was sold during the year ended February 29, 2020, the accounts payable balance of which is outstanding as of August 31, 2022 and February 28, 2022.

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

As of August 31, 2022, a total of $535,500 had been accrued as salary compensation payable compared to $535,500 at February 28, 2022 to the president only.

During the three months ended August 31, 2022, a total of $0 stock compensation had been recorded to the five senior officers compared to $4,500 for the same period in the prior year to five directors.

 NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 “Subsequent Events”, the company has analyzed its operations subsequent to August 31, 2022, to September 28, 2022, the date when the financial statements were issues. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

Results of Operations

Revenue

We recognized no sales revenue in the three months ended August 31, 2022 and 2021.

Operating Expenses

For the three months ended August 31, 2022 compared to the three months ended August 31, 2021

The major components of our operating expenses for the three months ended August 31, 2022 and 2021 are outlined in the table below:

	Three Months Ended	Three Months Ended
	Aug 31	Aug 31
	2022	2021

Officer compensation	-	4,500
Professional fee	10,604	10,761
OTC Filing fees	3,500	3,000
Other G&A	-	72
Total operating expenses	$14,104	$18,333

The $4,229 decrease in our operating costs for the three months ended August 31, 2022 compared to three months ended August 31, 2021, was mainly due to a decrease of $4,500 decrease in officer stock compensation.

For the six months ended August 31, 2022 compared to the six months ended August 31, 2021

The major components of our operating expenses for the six months ended August 31, 2022 and 2021 are outlined in the table below:

	Six Months Ended	Six Months Ended
	Aug 31	Aug 31
	2022	2021
Officer compensation	-	9,000
Professional fee	25,017	25,032
OTC Filing fees	7,000	6,000
Other G&A	-	72
Total operating expenses	$32,017	$40,104

The $8,087 decrease in our operating costs for the six months ended August 31, 2022 compared to six months ended August 31, 2021, was mainly due to a decrease of $9,000 decrease in officer compensation.

Other Income

For the three months ended August 31, 2022, we recognized other income of zero compared to $22,000 for the corresponding period in 2021.

For the six months ended August 31, 2022, we recognized other income of zero compared to $22,243 for the corresponding period in 2021.

No other expenses incurred during the three months and six months periods ended August 31, 2022 and 2021.

Net income (Loss)

For the three months ended August 31, 2022, we recognized a net loss of $ 14,104 compared to the net income of $3,667 for the corresponding period in 2020.

For the six months ended August 31, 2022, we recognized a net loss of $ 32,017 compared to the net loss of $17,861 for the corresponding period in 2021.

Liquidity and Capital Resources

Working Capital

	August 31,	February 28,
	2022	2022
Current Assets	$7,082	$14,082
Current Liabilities	$1,207,102	$1,182,085
Working Capital Deficit	$(1,200,020)	$(1,168,003)

As of August 31, 2022, the Company had current assets of $7,082, primarily comprising of cash of $3,582, prepaid expenses of $3,500 and current liabilities of $1,207,102, resulting in a working capital deficit of $1,200,020. The Company had limited profitable operation activities and has an accumulated deficit of $3,689,052 as of August 31, 2022. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows from Operating Activities

Our net cash used in operating activities increased by $15,156 in the six months ended August 31, 2022 of $9,517 compared to the net cash provided in operating activities in the six months ended August 31, 2021 of $5,639. The decrease in net cash used in operating activities was primarily the result of a $22,000 shared operating income decrease offset with a decrease of $7,000 in professional fee payment.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the six months ended August 31, 2022 or 2021.

Cash Flows from Financing Activities

Our cash provided by financing activities decreased from $16,532 for the six months ended August 31, 2021 compared to $9,517 for the six months ended August 31, 2022. In both periods, cash was provided by the way of loans from related parties.

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

Off Balance Sheet Arrangements

As of August 31, 2022, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the six months ended August 31, 2022, and currently we are not involved in any pending litigation or legal proceedings.

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

JUBILANT FLAME INTERNATIONAL LTD

Date: September 28, 2022	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: September 28, 2022	By:	/s/ Lei Wang
Lei Wang
(Principal Financial Officer) and Director

