Form 10-Q
period 2022-11-30
Jubilant Flame International, Ltd
filed 2023-01-09
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

As of January 9, 2023, there are 19,548,208 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company” and the “Registrant” refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL LTD

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE NINE-MONTH PERIODS ENDED NOVEMBER 30, 2022

JUBILANT FLAME INTERNATIONAL, LTD
Balance Sheets
(Unaudited)

	November 30,	February 28,
	2022	2022
ASSETS

Current assets
Cash	$3,582	$3,582
Prepaid expenses	-	10,500
Total current assets	3,582	14,082
Total Assets	$3,582	$14,082

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$21,150	$7,000
Due to related party	47,643	47,643
Accrued officer compensation	535,500	535,500
Loan payable - related parties	614,063	591,942
Total current liabilities	1,218,356	1,182,085
Total Liabilities	1,218,356	1,182,085

Commitment and Contingencies

Stockholders’ Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 19,985,708 and 19,985,708 shares issued and outstanding, respectively	19,986	19,986
Additional paid in capital	2,469,045	2,469,045
Accumulated deficit	(3,703,805)	(3,657,034)
Total Stockholders’ Deficit	(1,214,774)	(1,168,003)
Total Liabilities and Stockholders’ Deficit	$3,582	$14,082

The accompanying notes are an integral part of these financial statements (Unaudited).

JUBILANT FLAME INTERNATIONAL, LTD
Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2022	2021	2022	2021

Sales of goods	$-	$-	$-	-
Total revenue	-	-	-	-
Costs and Operating Expenses:
Cost of goods sold	-	-	-	-
Operating, selling, general and administrative	14,754	23,253	$46,771	$63,357
Total operating expenses	(14,754)	(23,253)	(46,771)	(63,357)

Loss from operations	(14,754)	(23,253)	(46,771)	(63,357)
Other income	-	-	-	22,243
Income (loss) before provision for income taxes	(14,754)	(23,253)	(46,771)	(41,114)
Net (loss)	$(14,754)	$(23,253)	$(46,771)	$(41,114)

Net (loss) per share
Basic	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted average shares used in per share computation	19,985,708	19,548,208	19,985,708	19,548,208
Fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares used in per share computation	19,985,708	19,674,567	19,985,708	19,612,067

The accompanying notes are an integral part of these financial statements (Unaudited).

JUBILANT FLAME INTERNATIONAL, LTD

Statement of Changes in Stockholders’ Deficit

(Unaudited)

For the Three Months ended November 30, 2022 and 2021
			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance as of August 31, 2022	19,985,708	$19,986	$2,469,045	$(3,689,052)	$(1,200,020)
Net loss for the period				(14,754)	(14,754)
Balance as of November 30, 2022	19,985,708	$19,986	$2,469,045	$(3,703,806)	$(1,214,774)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance as of August 31, 2021	19,548,208	$19,548	$2,462,733	$(3,610,084)	$(1,127,803)
Shares awarded for stock compensation			4,500		4,500
Net loss for the period				(23,253)	(23,253)
Balance as of November 30, 2021	19,548,208	$19,548	$2,467,233	$(3,633,337)	$(1,146,556)

For the Nine Months ended November 30, 2022 and 2021
			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance as of February 28, 2022	19,985,708	$19,986	$2,469,045	$(3,657,035)	$(1,168,003)
Net loss for the period				(46,771)	(46,771)
Balance as of November 30, 2022	19,985,708	$19,986	$2,469,045	$(3,703,806)	$(1,214,774)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance as of February 28, 2021	19,548,208	$19,548	$2,453,733	$(3,592,223)	$(1,118,942)
Shares awarded for stock compensation			13,500		13,500
Net loss for the period				(41,114)	(41,114)
Balance as of November 30, 2021	19,548,208	$19,548	$2,467,233	$(3,633,337)	$(1,146,556)

The accompanying notes are an integral part of these financial statements (Unaudited).

JUBILANT FLAME INTERNATIONAL, LTD
Statement of Cash Flows
(Unaudited)

	For the nine months ended November 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(46,771)	$(41,114)

Adjustments to reconcile net (loss) to net cash used in operating activities
Share based compensation	-	13,500
Changes in Current Assets and Liabilities:
Prepaid expense	10,500	(5,000)
Accounts payable	14,150	15,046
Net cash (used in) operating activities	(22,121)	(17,569)

Cash Flows from Financing Activities:
Net proceeds from related party loans	22,121	32,755
Net cash provided by financing activities	22,121	32,755
Net Increase(Decrease) In Cash	-	15,186
Cash at The Beginning Of The Period	3,582	2,441
Cash at The End Of The Period	$3,582	$17,627
Supplemental Disclosure
Cash paid for interest	-	-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these financial statements (Unaudited).

JUBILANT FLAME INTERNATIONAL, LTD

Notes to Financial Statements

November 30, 2022

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

Interim Financial Information

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of November 30, 2022, results of operations, changes in stockholders’ equity (deficit) and cash flows for the nine month periods ended November 30, 2022 and 2021, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of November 30, 2022 the Company had current assets of $3,582, and current liabilities total $1,218,356 resulting in a working capital deficit of $1,214,774. The Company currently only has small scale operation activities and has an accumulated deficit of $3,703,805 as of November 30, 2022. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSE

The Company is paying an annual fee for its OTC Markets service. The current service period is from December 1, 2021 to November 30, 2022. The service charge is recorded as a prepaid expense and amortized using straight line amortization over the service period. In December, 2022, the company renewed and paid the service fee for the period from December 1, 2022 to November 30, 2023. The prepaid expense balance is zero as of November 30, 2022 compared to $10,500 as of February 28, 2022.

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

As of November 30, 2022, the Company had a $614,063 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $591,942 for Ms. Yan Li at February 28, 2022. The loans are non-interest bearing, due upon demand and unsecured.

A related party is providing accounting service to the company at an estimated annual service fee of $19,000.

From November 2017, the Company started to purchase cosmetic products from a related party controlled by our CEO. The Company purchased a total of $47,643 of inventory from two related parties which was sold during the year ended February 29, 2020, the accounts payable balance of which is outstanding as of November 30, 2022 and February 28, 2022.

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

As of November 30, 2022, a total of $535,500 had been accrued as salary compensation payable compared to $535,500 at February 28, 2022 to the president only.

During the three months ended November 30, 2022, a total of $0 stock compensation had been recorded to the five senior officers compared to $13,500 for the same period in the prior year to five directors.

NOTE 7– SUBSEQUENT EVENTS

In accordance with ASC 855-10 “Subsequent Events”, the company has analyzed its operations subsequent to November 30, 2022, to January 9, 2023, the date when the financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

Results of Operations

Revenue

We recognized no sales revenue in the three months ended November 30, 2022 and 2021.

Operating Expenses

For the three months ended November 30, 2022 compared to the three months ended November 30, 2021

The major components of our operating expenses for the three months ended November, 2022 and 2021 are outlined in the table below:

	Three Months Ended	Three Months Ended
	November 30,	November 30,
	2022	2021

Officer compensation	-	4,500
Professional fee	10,604	14,723
OTC Filing fees	3,500	3,000
Other G&A	650	1,030
Total operating expenses	$14,754	$23,253

The $8,499 decrease in our operating costs for the three months ended November 30, 2022 compared to three months ended November 30, 2021, was mainly due to a decrease of $4,500 in officer compensation and an decrease $4,119 in decrease in professional fee.

For the nine months ended November 30, 2022 compared to the nine months ended November 30, 2021

The major components of our operating expenses for the nine months ended November 30, 2022 and 2021 are outlined in the table below:

	Nine Months Ended	Nine Months Ended
	November 30,	November 30,
	2022	2021

Officer compensation	-	13,500
Professional fee	35,621	39,755
OTC Filing fees	10,500	9,000
Other G&A	650	1,102
Total operating expenses	$46,771	$63,357

The $16,586 decrease in our operating costs for the nine months ended November 30, 2022 compared to nine months ended November 30, 2021, was mainly due to a decrease of $13,500 in officer compensation and a decrease of $4,134 in professional fee.

Other Income

For the three months ended November 30, 2022, we recognized other income of zero compared to zero for the corresponding period in 2021.

For the nine months ended November 30, 2022, we recognized other income of zero compared to $22,243 for the corresponding period in 2021.

No other expenses incurred during the three months and nine months periods ended November 30, 2022 and 2021.

Net income (Loss)

For the three months ended November 30, 2022, we recognized a net loss of $14,754 compared to the net loss of $23,253 for the corresponding period in 2021.

For the nine months ended November 30, 2022, we recognized a net loss of $46,771 compared to the net loss of $41,114 for the corresponding period in 2021.

Liquidity and Capital Resources

Working Capital

	November 30,	February 28,
	2022	2022
Current Assets	$3,582	$14,082
Current Liabilities	$1,218,356	$1,182,085
Working Capital Deficit	$(1,214,774)	$(1,168,003)

As of November 30, 2022, the Company had current assets of $3,582, comprised of cash of $3,582 and current liabilities of $1,218,356, resulting in a working capital deficit of $1,214,774. The Company had limited profitable operation activities and has an accumulated deficit of $3,703,805 as of November 30, 2022. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows from Operating Activities

Our net cash used in operating activities increased by $4,552 in the nine months ended November 30, 2022 to ($22,121) compared to the net cash used in operating activities in the nine months ended November 30, 2021 of ($17,569). The decrease in net cash used in operating activities was primarily the result of a decrease of $22,243 share income deposit offset with a decrease of $4,134 in professional fee payment and a decrease of $15,500 in prepaid expense.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the nine months ended November 30, 2022 or 2021.

Cash Flows from Financing Activities

Our cash provided by financing activities decreased from $32,755 for the nine months ended November 30, 2021 to $22,121 for the nine months ended November 30, 2022. In both periods, cash was provided by the way of loans from related parties.

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

Off Balance Sheet Arrangements

As of November 30, 2022, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the nine months ended November 30, 2022, and currently we are not involved in any pending litigation or legal proceedings.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report:

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of the President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

JUBILANT FLAME INTERNATIONAL LTD

Date: January 9, 2023	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: January 9, 2023	By:	/s/ Lei Wang
Lei Wang
(Principal Financial Officer) and Director

