Form 10-K
period 2023-02-28
Jubilant Flame International, Ltd
filed 2023-05-10
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-173456

JUBILANT FLAME INTERNATIONAL, LTD.
(Exact name of Registrant as specified in its charter)

Nevada

(State of other jurisdiction of incorporation or organization)

Room 508, T1N Vi Park, 360 Xin Long Road, Shanghai China, 201101

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

There was no active public trading market for the common stock. Based on recorded trades as of August 31, 2022, the aggregate market value of 11,054,686 common stocks held by non-affiliates was $287,422.

As of May 10, 2023, there are 19,985,708 shares of common stock issued and outstanding.

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

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTCQB Bulletin Board under the symbol “JFIL”. Because we are quoted on the OTCQB Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. Although there is trading in our common stock from time to time, there is no established market for our common stock. In the past year, it has traded the price per share has been in the $0.018 to $0.043 range during the year ended February 28, 2023. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transaction values.

Holders

As of February 28, 2023, there were 41 total record holders of 19,985,708 shares of the Company’s common stock. We believe we have additional shareholders who hold their shares on a beneficial basis in “street name.”

Dividends

The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the intention of management to utilize all available funds for the development of the Company’s business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered security

Between December 2015 and February 28, 2023, the Company issued 900,000 shares of common stock to its CEO, Ms. Yan Li, under her employment agreement, 550,000 shares to its current CFO, Mr. Lei Wang, 200,000 shares to its current Secretary/Treasurer, Mr. Kecheng Xu, 300,000 shares to its new board director Brian Cheng, 150,000 shares to its new board director Mario Papazoglou for compensation purposes. The issuance of shares to officers were made in reliance upon the exemption from securities registration afforded by Section 4(2) of the 1933 Act. (See Item 11 – Executive Compensation – Employment Agreements and Related Transactions.)

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended February 28, 2023 and February 28, 2022.

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

Results of Operations

Sales

From last quarter of the fiscal year ended February 28, 2018, we started to promote and sell our new cosmetic products in the United States market. We purchase the Acropass Products and other Products from an affiliated company in China. In the beginning of 2020, the Company ceased the marketing and selling of cosmetic products in the United States. From the third quarter of year ended February 29, 2020, the company started to provide technical support services in connection with nutritionally oriented food that include Sea-Buckthourn and Organic Spouting Powder. We recognized Nil of revenue during the fiscal year ended February 28, 2023 and February 28, 2022 respectively. The result was primarily due to pandemic business slow down.

Operating expense

The major components of our expenses for the fiscal years ended February 28, 2023 and February 28, 2022 are outlined in the table below:

	Year Ended	Year Ended
	February 28	February 28
	2023	2022

Officer compensation	$-	$15,750
Transfer agent	4,611	6,204
Edgar filing fees	4,799	3,113
OTC Filing fees	14,055	12,500
Office expense	1,080	707
Legal fees	-	4,000
Accounting and audit fees	37,000	37,000
Total cost and operating expenses	$61,545	$79,274

Our operating expenses decreased by $17,729 for the year ended February 28, 2023, compared to the fiscal year ended February 28, 2022. The decrease was mainly due to a decrease of $15,750 in officer compensation and a decrease of $4,000 legal expense.

Other income

Other income was Nil and $14,463 for the year ended February 28, 2023 and February 28, 2022, respectively.

Net Loss

During the years ended February 28, 2023 and February 28, 2022, the Company realized a net loss of $61,545 and $64,811, respectively.

Liquidity and Capital Resources

Working Capital	As of February 28, 2023	As of February 28, 2022

Current Assets	$14,247	$14,082
Current Liabilities	1,243,795	1,182,085
Working Capital Deficit	$(1,229,548)	$(1,168,003)

The increase in the Company’s working capital deficit between the fiscal years ended February 28, 2023 and February 28, 2022 was mainly due to the increase of total $40,130 due to related party and the increase of total $21,580 accrued expense.

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Year Ended February 28, 2023	Year Ended February 28, 2022
Cash used in operating activities	$(40,130)	$(39,677)
Cash used in investing activities	$-	$-
Cash provided by financing activities	$40,130	$40,818
Net increase in cash	$-	$1,141

Cash Flows from Operating Activities

During the fiscal year ended February 28, 2023, we incurred a net loss of $61,545, compare to a net loss of $64,811 during the fiscal year ended February 28, 2022. During the fiscal year ended February 28, 2023, we used $40,130 in operating activities compared to $39,677 during the fiscal year ended February 28, 2022, the operating cash use increase is mainly due to small increase of professional fee due.

Cash Flows from Investing Activities

We did not spend funds in investing activities during the year ended February 28, 2023 and February 28, 2022.

Cash Flows from Financing Activities

During the year ended February 28, 2023, we generated $40,130 in financing activities compared to $40,818 during the year ended February 28, 2022, the decrease is due to proceed decrease from the CEO.

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

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE YEARS ENDED FEBRUARY 28, 2023 AND FEBRUARY 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jubilant Flame International, Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Jubilant Flame International, Ltd. (“the Company”), as of February 28, 2023, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2023, and the results of its operations and its cash flows for the year ended February 28, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2022.

Diamond Bar, California

May 10, 2023

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

Going Concern Assessment

As described in Note 3 to the financial statements, the Company prepared its financial statements on a going concern basis, and management has concluded that the Company has not generated sufficient income to sustain the operations. For the years ended February 28, 2022 and 2021, the Company incurred net losses of USD 0.064 million and USD 0.084 million respectively. As of February 28, 2022 and 2021, the accumulated deficit amounted to USD 3.66 million and USD 3.59 million, respectively and the current liabilities exceeded the current assets in the amount of USD 1.17 million and USD 1.12 million respectively. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

/S/ TPS Thayer, LLC

TPS Thayer, LLC

We have served as the Company’s auditor since 2020

Sugar Land, Texas

May 9, 2022

JUBILANT FLAME INTERNATIONAL, LTD

BALANCE SHEETS

FEBRUARY 28, 2023 AND FEBRUARY 28, 2022

	February 28,	February 28,
	2023	2022
ASSETS
Current assets
Cash	$3,582	$3,582
Prepaid expenses	10,665	10,500
Total current assets	14,247	14,082
Total Assets	$14,247	$14,082

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable – related parties	$47,643	$47,643
Accrued expense	28,580	7,000
Accrued officer compensation	535,500	535,500
Loan payable - related parties	632,072	591,942
Total current liabilities	1,243,795	1,182,085
Total Liabilities	1,243,795	1,182,085

Commitment and Contingencies	-	-

Stockholders’ Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 19,985,708 and 19,985,708 shares issued and outstanding respectively	19,986	19,986
Additional paid in capital	2,469,045	2,469,045
Accumulated deficit	(3,718,579)	(3,657,034)
Total Stockholders’ Deficit	(1,229,548)	(1,168,003)
Total Liabilities and Stockholders’ Deficit	$14,247	$14,082

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28, 2023 AND FEBRUARY 28, 2022

	Year Ended	Year Ended
	February 28,	February 28,
	2023	2022

Sales of goods	$-	$-
Total sales	-	-
Cost and Operating Expenses:	-	-
Cost of goods sold	-	-
Operating, selling, general and administrative	61,545	79,274
Total operating expenses	61,545	79,274
Other income:
Other income	-	14,463
Other income, net	-	14,463

Loss from operations	(61,545)	(64,811)
Provision for income tax:	-	-

Net loss	$(61,545)	$(64,811)

Net loss per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	19,985,708	19,549,407

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 28, 2023 AND FEBRUARY 28, 2022

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at February 28, 2021	19,548,208	$19,548	$2,453,733	$(3,592,223)	$(1,118,942)

Shares issued for stock compensation	437,500	438	15,313		15,750

Net loss for the year				(64,811)	(64,811)

Balances at February 28, 2022	19,985,708	19,986	2,469,045	(3,657,034)	(1,168,003)

Net loss for the year				(61,545)	(61,545)

Balances at February 28, 2023	19,985,708	$19,986	$2,469,045	$(3,718,579)	$(1,229,548)

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28, 2023 AND FEBRUARY 28, 2022

	Year Ended	Year Ended
	February 28,	February 28,
	2023	2022
Cash flows from operating activities
Net loss	$(61,545)	$(64,811)
Adjustments to reconcile net loss to net cash used in operating activities
Issued stock compensation	-	15,750
Account receivable write off	-	7,384
Changes in Current Assets and Liabilities
Account receivable	-	2,000
Prepaid expense	(165)	(1,500)
Accounts payable and accrued liabilities	21,580	1,500
Net cash used in operating activities	(40,130)	(39,677)

Cash flows from financing activities
Net proceeds from related party loans	40,130	40,818
Net cash provided by financing activities	40,130	40,818

Net increase in Cash	-	1,141

Cash at beginning of year	3,582	2,441

Cash at end of year	$3,582	$3,582

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2023 AND FEBRUARY 29, 2022

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

From the third quarter of the year ended February 29, 2020, the company began its new business line of providing technical support services for development of new nutrition food products to sell to customers in USA. The company had not generated revenue from this new business by the year ended at February 28.2023.

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

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but only if adopted as of the beginning of such fiscal year. The Company is currently evaluating the impact that the standard will have on its unaudited condensed consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 was effective for the Company’s fiscal years beginning September 1, 2022, including interim periods within those fiscal years. The Company concluded that the standard has no material impact on its unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

 The Company has considered all recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

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

Revenue Recognition

Sales

The Company recognizes eCommerce sales revenue, net of sales taxes and estimated sales returns, upon delivery to the customer. Additionally, estimated sales returns are calculated using historical experience of actual returns as a percent of sales. No sales and estimated sales returns were recorded by the year end February 28, 2023 and February 28, 2022.

Cost of Sales

Cost of sales includes actual product cost, the cost of transportation to the Company’s distribution facilities. No cost of sales was recorded by the year end February 28, 2023 and February 28, 2022.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of February 28, 2023, the Company had a working capital deficit of $1,229,548. The Company currently has limited profitable trading activities and has an accumulated deficit of $3,718,579 as of February 28, 2023.

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

As of February 28, 2023, the Company had a $632,072 advance payment from its CEO, Ms. Yan Li. This compares with an outstanding balance of $591,942 for Ms. Yan Li as of February 28, 2022. The advances are non-interest bearing, due upon demand and unsecured. The company business is operated from an office provided by the CEO.

A related party company is providing accounting service to the Company at an estimated annual service fee of $19,000.

From November 2017, the Company began purchasing cosmetic and sprout products from two related parties controlled by our CEO. The Company purchased a total of $47,643 of inventory from two related parties which was sold during the year ended February 29, 2020, the accounts payable balance of which is outstanding as of February 28, 2023 and February 28, 2022.

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

As of February 28, 2023, a total of $535,500 had been accrued as accrued officer compensation payable to its president compared to $535,500 as of February 28, 2022.

For the year ended February 28, 2023, a total of zero in stock compensation expense had been recorded for five officers compared to a total of $15,750 in stock compensation recorded for the same period ended February 28, 2022.

NOTE 6 – INCOME TAX

At February 28, 2023, the Company had unused federal and state net operating loss carryforwards available of approximately $1,092,419, which may be applied against future taxable income, if any, and which expire in various years through 2043.

This loss carry-forward expires according to the following schedule:

Year Ending February 28, 2023	Amount

2034	$54,197
2035	-
2036	539,420
2037	107,453
2038	118,828
2039	80,296
2040	49,514
2041	60,686
2042	42,060
2043	39,965
Total	$1,092,419

The following is a reconciliation of the tax provision as calculated at the statutory tax rate to the provision as recognized for the years ended February 28, 2023 and February 28, 2022:

	2023	2022
Tax provision at statutory rates	$(12,925)	$(12,770)
Effect of permanent and temporary difference(s)	4,532	3,938
Change in valuation allowance	8,393	8,832
Provision for income tax	$-	$-

There were permanent differences and temporary differences to reconcile the tax provision for the years ended February 28, 2023 and 2022, other than the change in valuation allowance of $8,393 and $8,832, respectively. All tax years from inception remain open for examination by the tax authorities.

In addition to tax loss carry forward, unrecognized deferred tax assets as of February 28, 2023 and February 28, 2022, primarily related to accrued expense not deductible until paid for income tax purposes amounted to $ 4,532 and $3,938, respectively.

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

During the year ended February 28, 2023, a total of zero shares valued at zero in stock compensation expense had been recorded for five officers compared to a total of 43,750 shares valued at $15,750 in stock compensation to the same five directors during the year ended February 28, 2022.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to February 28, 2023 to May 10, 2023, the date when the financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that, as of February 28, 2022, our internal controls over financial reporting were ineffective because: (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) due to the lack of employees, the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2023. Because of our overall limited financial resources, we cannot estimate when we may begin to remediate any of the foregoing deficiencies and the time frame in which they will be remediated if and when begun.

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

ITEM 9B OTHER INFORMATION.

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position
Yan Li	57	President, Chief Executive Officer and Director
Lei Wang	50	Chief Financial Officer and Director
Kecheng Xu	36	Secretary, Treasurer and Director
Marino Papazoglou	65	Director
Brian Cheng	64	Director

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

Marino Papazoglou is a resident of the USA, Mr. Papazoglou has been the CEO & President of International Specialty Supply, a global leader of Sprout Seeds, Equipment and Natural Powder Ingredients since 2018. Mr. Papazoglou has held executive leadership positions in the Food Ingredients, Food Products and Specialty Chemicals industries and has extensive experience accomplishing challenging business objectives worldwide.

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

ITEM 11 EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during fiscal year end February 28, 2023 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
							Non-quali-
						Non-Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)

Yan Li President, CEO	2022	-1	-	-	-	-	-	-	-

Lei Wang , CFO	2022	-2	-	-	-	-	-	19,000	1,9000

Kecheng Xu Secretary, Treasurer, Director	2022	-3	-	-	-	-	-	-	-

Brian Cheng, Director	2022	-4		-	-	-	-	-	-

Marino Papazoglou, Director	2022	-5	-	-	-	-	-	-	-

___________

1

On December 15, 2015, the Company entered into employment agreements with its president and CEO, Ms. Yan Li, the agreements were retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Ms. Yan shall receive an annual salary of $100,500 and 100,000 shares of the Company’s common stock. On January 15, 2019, Ms. Li’s compensation agreement was renewed by the Board. Ms. Li was granted 200,000 shares each year for a term of three years based on board resolution. The granted shares have a value of $0.036 per shares based on stock market price on the stock grant date. No stock compensation was recorded at the end of year February 28, 2023.

2

On August 30, 2017 Lei Wang became our Chief Financial Officer. Mr. Wang receives no salary compensation. Mr. Wang was paid stock compensation from time to time based on business progress. On January 15, 2019, Mr. Cheng was granted 100,000 stock compensation shares each year for a term of three year at the time of his appointment. The granted shares have a value of $0.036 per share based on stock market price on the stock grant date. No stock compensation was recorded at the end of year February 28, 2023. The company accrued a separate legal entity controlled by Mr. Wang for service fee of $19,000 during year end of February 28, 2023.

3

Mr. Kecheng Xu became he Secretary, Treasurer and a director of the Company on August 30, 2017. Mr. Xu receives no salary compensation. Mr. Xu was paid stock compensation from time to time based on business progress. Mr. Xu was granted 50,000 shares of restricted common stock at the time of his appointment. The restricted stock has a value of $525 base on stock market price of $0.0105 per share one the stock grant date. On January 15, 2019, Mr. Xu was granted 50,000 stock compensation shares each year for a term of three years based on board meeting resolution. The granted shares have a value of $0.036 per shares based on stock market price one the stock grant date. No stock compensation was recorded at the end of year February 28, 2023.

4.

Mr. Brian Cheng became board director of the Company on January 15, 2019. Mr.Cheng receives no salary compensation. Mr. Cheng was paid stock compensation from time to time based on business progress. On January 15, 2019, Mr. Cheng was granted 100,000 stock compensation shares each year for a term of three year at the time of his appointment. The granted shares have a value of $0.036 per share based on stock market price on the stock grant date. No stock compensation was recorded at the end of year February 28, 2023.

5.

Mr. Marino Papazoglou became board director of the Company on January 15, 2019. Mr. Papazoglou receives no salary compensation. Mr.Papazoglou was paid stock compensation from time to time based on business progress. On January 15, 2019, Mr. Papazoglou was granted 50,000 stock compensation shares each year for a term of three year at the time of his appointment. The granted shares have a value of $0.036 per share based on stock market price on the stock grant date. No stock compensation was recorded at the end of year February 28, 2023.

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

Directors’ Compensation

The persons who served as members of our board of directors, three of them are also our executive officers, did not receive separate compensation for their services as directors in fiscal years ended February 28, 2023 and February 28, 2022.

Option Exercises and Stock Vested

There were no options issued, outstanding, exercised or vested during the years ended February 28, 2023 and February 28, 2022. There were no unvested stock awards outstanding at the same dates.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal years ended February 28, 2023 and February 28, 2022, Ms. Yan Li, our President, CEO, and a director, personally paid $40,130 and $40,818, respectively, for various expenses on behalf of Jubilant Flame International Ltd. The Company did not enter into any loan agreement with respect to those advances.

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

On August 30, 2017 Lei Wang became an Executive Financial Officer. Mr. Wang receives no salary compensation. Mr. Wang was paid stock compensation from time to time base on business progress. Mr. Wang was granted 200,000 shares of restricted common stock at the time of his appointment. The restricted stock has a value of $2,100 based on stock market price of $0.0105 per share at stock grant date. On January 15, 2019, Mr. Wang was granted 100,000 shares each year for a term of three years based on board resolution. The granted shares have a value of $0.036 per shares based on stock market price at stock grant date. The company paid a separate legal entity controlled by Mr. Wang. Total service fee of $19,000 during year end of February 28, 2023 and February 28, 2022 respectively.

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

As at February 28, 2023, the Company had a $632,072 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $591,942 for her as of February 28, 2022. The loans are non-interest bearing, due upon demand and unsecured.

From November 2017, the Company started to purchase Acropass Products from related party owned and controlled by our CEO for the products’ resale in the United States. By the end of February 28, 2023, the Company purchased total $47,035 inventory from the related party.

From October 2019, the Company started to purchase Sprout Products from related party owned and controlled by our CEO for the products’ resale in the United States. By the end of February 28, 2023, the Company purchase total $608 inventory from the related party.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended February 28, 2023 and February 28, 2022, we engaged TPS Thayer, LLC as our audit firm.

For the years ended February 28, 2023, and February 28, 2022, we incurred fees as discussed below:

Fiscal Year Ended
	February 28, 2023	February 28, 2022

Audit fees	$18,000	$18,000
Audit – related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

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

PART IV

ITEM 15 EXHIBITS

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
23.1	Consent letter
31.1**	Certification of the President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following material from the Form 10-K Report of the Registrant for the year ended February 28, 2023, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statement of Changes in Shareholders’ Deficit, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

_________

* Previously Filed

** Filed herewith

+ Management employment arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUBILANT FLAME INTERNATIONAL, LTD.

Date: May 10, 2023	By:	/s/ Yan Li
Yan Li
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 10, 2023	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: May 10, 2023	By:	/s/ Lei Wang
Lei Wang
Chief Financial Officer (Principal Financial Officer) and Director

