Form 10-Q
period 2023-05-31
Jubilant Flame International, Ltd
filed 2023-07-07
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

As of July 7, 2023, there are 19,985,708 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company” and the “Registrant” refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL LTD

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE THREE-MONTH PERIODS ENDED MAY 31, 2023

JUBILANT FLAME INTERNATIONAL, LTD
BALANCE SHEETS
(UNAUDITED)

	May 31,	February 28,
	2023	2023
ASSETS

Current assets
Cash and cash equivalents	$2,502	$3,582
Prepaid expenses	7,110	10,665
Total current assets	9,612	14,247
Total Assets	$9,612	$14,247

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable – related parties	$47,643	$47,643
Accrued expense	27,000	28,580
Accrued officer compensation	535,500	535,500
Loan payable - related parties	652,861	632,072
Total current liabilities	1,263,004	1,243,795
Total Liabilities	1,263,004	1,243,795

Commitment and Contingencies

Stockholders' Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 19,985,708 and 19,985,708 shares issued and outstanding, respectively	19,986	19,986
Additional paid in capital	2,469,045	2,469,045
Accumulated deficit	(3,742,423)	(3,718,579)
Total Stockholders' Deficit	(1,253,392)	(1,229,548)
Total Liabilities and Stockholders' Deficit	$9,612	$14,247

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	May 31,
	2023	2022

Revenue	$-	$-

Costs and Operating Expenses:
Cost of goods sold	-	-
Operating, selling, general and administrative	23,844	17,913
Total operating expenses	23,844	17,913

Loss from operations	(23,844)	(17,913)

Loss before provision for income tax	(23,844)	(17,913)
Provision for income tax	-	-

Net loss	$(23,844)	$(17,913)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	19,985,708	19,985,708

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional paid in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balances at February 28, 2023	19,985,708	$19,986	$2,469,045	$(3,718,579)	$(1,229,548)
Net loss				(23,844)	(23,844)
Balances at May 31, 2023	19,985,708	$19,986	$2,469,045	$(3,742,423)	$(1,253,392)

	Common Stock		Additional paid in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balances at February 28, 2022	19,985,708	$19,986	$2,469,045	$(3,657,034)	$(1,168,003)
Net loss				(17,913)	(17,913)
Balances at May 31, 2022	19,985,708	$19,986	$2,469,045	$(3,674,947)	$(1,185,916)

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the three months ended May 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(23,844)	$(17,913)

Changes in current assets and liabilities:
Prepaid expense	3,555	3,500
Accrued expense	(1,580)	8,500
Net cash used in operating activities	(21,869)	(5,913)
Cash Flows from Financing Activities
Net proceeds from related party loans	20,789	5,913
Net cash provided by financing activities	20,789	5,913
Net decrease in cash and cash equivalents	(1,080)	-
Cash and cash equivalents, beginning of period	3,582	3,582
Cash and cash equivalents, end of period	$2,502	$3,582
Supplemental Disclosure
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND OPERATIONS

Jubilant Flame International, Ltd. (the “Company”) was formed on September 29, 2009 under the name Liberty Vision, Inc. The Company provided web development and marketing services for clients. On August 18, 2015, the Company changed its name to Jubilant Flame International, Ltd.

From the fourth quarter of the fiscal year ended February 28, 2018, the Company started to market and sell cosmetics products imported from Asia -Acropass Series products – in the United States market. The Company purchased inventory from a related party company in China. The Company contracted with a third party to operate online shopping platform and marketing campaign in the United States until January 2020 when it ceased this business.

From the third quarter of the year ended February 29, 2020, the Company began its new business line of providing technical support services for the development of new nutrition food products to sell to customers in the USA. The Company has not generated significant revenue from this new business.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Interim Financial Information

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of May 31, 2023, results of operations, changes in stockholders' equity (deficit) and cash flows for the three-month periods ended May 31, 2023 and 2022, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of May 31, 2023 the Company had current assets of $9,612, and current liabilities total $1,263,004 resulting in a working capital deficit of $1,253,392. The Company currently has small scale operation activities and has an accumulated deficit of $3,742,423 as of May 31, 2023. This raises substantial doubt about the Company's ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or related parties. By doing so, the Company hopes to generate sufficient capital to execute its business plan in the nutrition product technology support sector on an ongoing basis. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives. These financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – PREPAID EXPENSE

The Company is paying an annual fee for its OTC Markets service. The service period is from December 1, 2022 to November 30, 2023. The service charge is recorded as a prepaid expense and amortized using straight line amortization over the service period. The prepaid expense balance is $7,110 as of May 31, 2023 compared to $10,665 as of February 28, 2023.

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

As of May 31, 2023, the Company had a $652,861 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $632,072 for Ms. Yan Li at February 28, 2023. The loans are non-interest bearing, due upon demand and unsecured.

A related party is providing accounting service to the Company at an estimated annual service fee of $19,000.

From November 2017, the Company started to purchase cosmetic products from a related party controlled by our CEO. The Company purchased a total of $47,643 of inventory from two related parties which was sold during the year ended February 29, 2020, the accounts payable balance of which is outstanding as of May 31, 2023 and February 28, 2023.

NOTE 6– ACCRUED OFFICER COMPENSATION

On December 15, 2015, the Company entered into an employment agreement with its president, Ms. Yan Li. The agreement was retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Ms. Yan shall receive an annual salary of $100,500 and 100,000 shares of the Company’s common stock.

As of May 31, 2023, a total of $535,500 has been accrued as salary compensation payable to the president compared to $535,500 at February 28, 2023.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of May 31, 2023 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

From the third quarter of the year ended February 29, 2020, the Company began providing technical support services for the development of new nutrition food products to sell to customers in the USA. No significant revenue has been generated from this new business line.

 Results of Operations

 Revenue

We recognized no sales revenue in the three months ended May 31, 2023 compared to nil sales revenue in the three months ended May 31, 2022.

Operating Expenses

For the three months ended May 31, 2023 compared to the three months ended May 31, 2022

The major components of our operating expenses for the three months ended May 31, 2023 and 2022 are outlined in the table below:

	Three Months Ended	Three Months Ended
	May 31	May 31
	2023	2022

Officer stock compensation	$-	$-
Professional fee	$20,289	$14,413
OTC service expense and others	$3,555	$3,500
Total operating expenses	$23,844	$17,913

The $5,931 increase in our operating costs for the three months ended May 31, 2023 compared to three months ended May 31, 2022, was mainly due to the increase in audit fee of $6,500 due to auditor change.

Other Expenses

 No other expenses incurred during the three-month periods ended May 31, 2023 and 2022.

Net Loss

For the three months ended May 31, 2023, we recognized a net loss of $23,844 compared to the net loss of $17,913 for the corresponding period in 2022.

Liquidity and Capital Resources

Working Capital

	May 31, 2023	February 28, 2023
Current Assets	$9,612	$14,247
Current Liabilities	1,263,004	1,243,795
Working Capital Deficit	$(1,253,392)	$(1,229,548)

As of May 31, 2023, the Company had current assets of $9,612, primarily comprising of cash of $2,502, prepaid expenses of $7,110 and current liabilities of $1,263,004, resulting in a working capital deficit of $1,253,392. The Company had limited profitable operation activities and has an accumulated deficit of $3,742,423 as at May 31, 2023. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Cash Flows from Operating Activities

Our net cash used in operating activities increased by $15,956 in the three months ended May 31, 2023 compared to the net cash used in operating activities in the three months ended May 31, 2022. The increase in net cash used in operating activities was primarily the result of a $10,080 decrease in accrued professional fee.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the three months ended May 31, 2023 or 2022.

Cash Flows from Financing Activities

Our cash provided by financing activities increased from $5,913 for the three months ended May 31, 2022 to $20,789 for the three months ended May 31, 2023. In both periods, cash was provided by the way of loans from related parties.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but only if adopted as of the beginning of such fiscal year. The Company is currently evaluating the impact that the standard will have on its unaudited condensed financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 was effective for the Company’s fiscal years beginning September 1, 2022, including interim periods within those fiscal years. The Company concluded that the standard has no material impact on its unaudited condensed financial statements.

Off Balance Sheet Arrangements

As of May 31, 2023, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three months ended May 31, 2023, and currently we are not involved in any pending litigation or legal proceedings.

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

JUBILANT FLAME INTERNATIONAL LTD

Date: July 7, 2023	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: July 7, 2023	By:	/s/ Lei Wang
Lei Wang
(Principal Financial Officer) and Director

