Form 10-Q
period 2023-08-31
Jubilant Flame International, Ltd
filed 2023-10-02
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-173456

Jubilant Flame International, LTD
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

Room 508, T1N Vi Park,360 Xin Long Road, Shanghai China, 201101

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

As of October 2, 2023, there are 19,985,708 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company” and the “Registrant” refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL LTD

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE SIX-MONTH PERIODS ENDED AUGUST 31, 2023

JUBILANT FLAME INTERNATIONAL, LTD

BALANCE SHEETS

(UNAUDITED)

	August 31,	February 28,
	2023	2023
ASSETS

Current assets
Cash and cash equivalents	$2,502	$3,582
Prepaid expenses	3,555	10,655
Total current assets	6,057	14,247
Total Assets	$6,057	$14,247

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable – related parties	$47,643	$47,643
Accrued expense	16,970	28,580
Accrued officer compensation	535,500	535,500
Loan payable - related parties	672,279	632,072
Total current liabilities	1,272,392	1,243,795
Total Liabilities	1,272,392	1,243,795

Commitment and Contingencies

Stockholders’ Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 19,985,708 and 19,985,708 shares issued and outstanding, respectively	19,986	19,986
Additional paid in capital	2,469,045	2,469,045
Accumulated deficit	(3,755,366)	(3,718,579)
Total Stockholders’ Deficit	(1,266,335)	(1,229,548)
Total Liabilities and Stockholders’ Deficit	$6,057	$14,247

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	August 31,		August 31,
	2023	2022	2023	2022

Revenue	$-	$-	$-	$-

Costs and Operating Expenses:
Cost of goods sold	-	-	-	-
Operating, selling, general and administrative	12,943	14,104	36,787	32,017
Total operating expenses	(12,943)	(14,104)	(36,787)	(32,017)

Loss from operations	(12,943)	(14,104)	(36,787)	(32,017)
Other income(expense):
Other Income(expense),net	-	-	-	-
Loss before provision for income taxes	(12,943)	(14,104)	(36,787)	(32,017)
Provision for income tax	-	-	-	-
Net loss	$(12,943)	$(14,104)	$(36,787)	$(32,017)
Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	19,985,708	19,985,708	19,985,708	19,985,708

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months ended August 31, 2023 and 2022
			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance at May 31, 2023	19,985,708	$19,986	$2,469,045	$(3,742,423)	$(1,253,392)
Net loss				(12,943)	(12,943)
Balance at August 31, 2023	19,985,708	$19,986	$2,469,045	$(3,755,366)	$(1,266,335)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance at May 31, 2022	19,985,708	$19,986	$2,469,045	$(3,674,948)	$(1,185,917)
Net loss				(14,104)	(14,104)
Balance at August 31, 2022	19,985,708	$19,986	$2,469,045	$(3,689,052)	$(1,200,021)

For the Six Months ended August 31, 2023 and 2022
			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance at February 28, 2023	19,985,708	$19,986	$2,469,045	$(3,718,579)	$(1,229,548)
Net loss				(36,787)	(36,787)
Balance at August 31, 2023	19,985,708	$19,986	$2,469,045	$(3,755,366)	$(1,266,335)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance at February 28, 2022	19,985,708	$19,986	$2,469,045	$(3,657,035)	$(1,168,004)
Net loss				(32,017)	(32,017)
Balance at August 31, 2022	19,985,708	$19,986	$2,469,045	$(3,689,052)	$(1,200,021)

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended August 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(36,787)	$(32,017)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in current assets and liabilities:
Prepaid expense	7,110	7,000
Accrued expense	(11,610)	15,500
Net cash used in operating activities	(41,287)	(9,517)
Cash Flows from Financing Activities:
Net proceeds from related party loans	40,207	9,517
Net cash provided by financing activities	40,207	9,517
Net decrease in cash and cash equivalents	(1,080)	-
Cash and cash equivalents, beginning of period	3,582	3,582
Cash and cash equivalents, end of period	$2,502	$3,582
Supplemental Disclosure
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

Interim Financial Information

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of August 31, 2023, results of operations, changes in stockholders’ equity (deficit) and cash flows for the six-month periods ended August 31, 2023 and 2022, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of August 31, 2023 the Company had current assets of $6,057, and current liabilities total $1,272,392 resulting in a working capital deficit of $1,266,335. The Company currently only has small scale operation activities and has an accumulated deficit of $3,755,366 as of August 31, 2023. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSE

The Company is paying an annual fee for its OTC Markets service. The service period is from December 1, 2022 to November 30, 2023. The service charge is recorded as a prepaid expense and amortized using straight line amortization over the service period. The prepaid expense balance is $3,555 as of August 31, 2023 compared to $10,665 as of February 28, 2023.

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

As of August 31, 2023, the Company had a $672,279 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $632,072 for Ms. Yan Li at February 28, 2023. The loans are non-interest bearing, due upon demand and unsecured.

A related party is providing accounting service to the Company at an estimated annual service fee of $19,000.

From November 2017, the Company started to purchase cosmetic products from a related party controlled by our CEO. The Company purchased a total of $47,643 of inventory from two related parties which was sold during the year ended February 29, 2020, the accounts payable balance of which is outstanding as of August 31, 2023 and February 28, 2023.

NOTE 6 – ACCRUED OFFICER COMPENSATION

On December 15, 2015, the Company entered into an employment agreement with its president, Ms. Yan Li. The agreement was retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Ms. Yan Li shall receive an annual salary of $100,500 and 100,000 shares of the Company’s common stock.

As of August 31, 2023, a total of $535,500 has been accrued as salary compensation payable compared to $535,500 at February 28, 2023.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 “Subsequent Events”, the Company has analyzed its operations subsequent to August 31, 2023, through the date which the financial statements were available to be issued. Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

Results of Operations

Revenue

We recognized no sales revenue in the three and six months ended August 31, 2023 compared to nil sales revenue in the three and six months ended August 31, 2022.

Operating Expenses

For the three months ended August 31, 2023 compared to the three months ended August 31, 2022

The major components of our operating expenses for the three months ended August 31, 2023 and 2022 are outlined in the table below:

	Three Months Ended	Three Months Ended
	Aug 31	Aug 31
	2023	2022

Professional fee	$9,388	$10,604
OTC service expense and others	3,555	3,500
Total operating expenses	$12,943	$14,104

The $1,161 decrease in our operating costs for the three months ended August 31, 2023 compared to three months ended August 31, 2022, was mainly due to a decrease of $1,216 in professional fee.

For the six months ended August 31, 2023 compared to the six months ended August 31, 2022

The major components of our operating expenses for the six months ended August 31, 2023 and 2022 are outlined in the table below:

	Six Months Ended	Six Months Ended
	Aug 31	Aug 31
	2023	2022
Professional fee	$29,677	$25,017
OTC Filing fees	7,110	7,000
Total operating expenses	$36,787	$32,017

The $4,770 increase in our operating costs for the six months ended August 31, 2023 compared to six months ended August 31, 2022, was mainly due to the increase in audit fee of $5,000 due to auditor change.

Other Expenses

No other expenses incurred during the three months and six months periods ended August 31, 2023 and 2022.

Net loss

For the three months ended August 31, 2023, we recognized a net loss of $12,943 compared to the net loss of $14,104 for the corresponding period in 2022.

For the six months ended August 31, 2023, we recognized a net loss of $36,787 compared to the net loss of $32,017 for the corresponding period in 2022.

Liquidity and Capital Resources

Working Capital

	August 31,	February 28,
	2023	2023
Current Assets	$6,057	$14,247
Current Liabilities	$1,272,392	$1,243,795
Working Capital Deficit	$(1,266,335)	$(1,229,548)

As of August 31, 2023, the Company had current assets of $6,057, primarily comprising of cash of $2,502, prepaid expenses of $3,555 and current liabilities of $1,272,392, resulting in a working capital deficit of $1,266,335. The Company had limited profitable operation activities and has an accumulated deficit of $3,755,366 as of August 31, 2023. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows from Operating Activities

Our net cash used in operating activities increased by $31,770 in the six months ended August 31, 2023 of $41,287 compared to the net cash provided in operating activities in the six months ended August 31, 2022 of $9,517. The increase in net cash used in operating activities was primarily the result of a $27,110 decrease in accrued professional fee.

 Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the six months ended August 31, 2023 or 2022.

Cash Flows from Financing Activities

Our cash provided by financing activities increased from $9,517 for the six months ended August 31, 2022 compared to $40,207 for the six months ended August 31, 2023. In both periods, cash was provided by the way of loans from related parties.

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

Off Balance Sheet Arrangements

As of August 31, 2023, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the six months ended August 31, 2023, and currently we are not involved in any pending litigation or legal proceedings.

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

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUBILANT FLAME INTERNATIONAL LTD

Date: October 2, 2023	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: October 2, 2023	By:	/s/ Lei Wang
Lei Wang
(Chief Financial Officer) and Director

