Form 10-Q
period 2023-11-30
Jubilant Flame International, Ltd
filed 2024-01-09
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

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

As of January 2, 2024, there are 19,985,708 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company” and the “Registrant” refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL LTD

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE NINE-MONTH PERIODS ENDED NOVEMBER 30, 2023

JUBILANT FLAME INTERNATIONAL, LTD

BALANCE SHEETS

(UNAUDITED)

	November 30,	February 28,
	2023	2023
ASSETS

Current assets
Cash and cash equivalents	$2,502	$3,582
Prepaid expenses	15,000	10,665
Total current assets	17,502	14,247
Total Assets	$17,502	$14,247

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable – related parties	$47,643	$47,643
Accrued expense	25,083	28,580
Accrued officer compensation	535,500	535,500
Loan payable - related parties	690,565	632,072
Total current liabilities	1,298,791	1,243,795
Total Liabilities	1,298,791	1,243,795

Commitment and Contingencies

Stockholders’ Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 19,985,708 and 19,985,708 shares issued and outstanding, respectively	19,986	19,986
Additional paid in capital	2,469,045	2,469,045
Accumulated deficit	(3,770,320)	(3,718,579)
Total Stockholders’ Deficit	(1,281,289)	(1,229,548)
Total Liabilities and Stockholders’ Deficit	$17,502	$14,247

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2023	2022	2023	2022

Revenue	$-	$-	$-	$-

Costs and Operating Expenses:
Cost of goods sold	-	-	-	-
Operating, selling, general and administrative	14,954	14,754	51,741	46,771
Total operating expenses	(14,954)	(14,754)	(51,741)	(46,771)

Loss from operations	(14,954)	(14,754)	(51,741)	(46,771)
Other income (expense):
Other income (expense), net	-	-	-	-
Loss before provision for income taxes	(14,954)	(14,754)	(51,741)	(46,771)
Provision for income tax	-	-	-	-
Net loss	$(14,954)	$(14,754)	$(51,741)	$(46,771)
Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	19,985,708	19,985,708	19,985,708	19,985,708

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months ended November 30, 2023 and 2022
			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance at August 31, 2023	19,985,708	$19,986	$2,469,045	$(3,755,366)	$(1,266,335)
Net loss				(14,954)	(14,954)
Balance at November 30, 2023	19,985,708	$19,986	$2,469,045	$(3,770,320)	$(1,281,289)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance at August 31, 2022	19,985,708	$19,986	$2,469,045	$(3,689,052)	$(1,200,020)
Net loss				(14,754)	(14,754)
Balance at November 30, 2022	19,985,708	$19,986	$2,469,045	$(3,703,806)	$(1,214,774)

For the Nine Months ended November 30, 2023 and 2022
			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance at February 28, 2023	19,985,708	$19,986	$2,469,045	$(3,718,579)	$(1,229,548)
Net loss				(51,741)	(51,741)
Balance at November 30, 2023	19,985,708	$19,986	$2,469,045	$(3,770,320)	$(1,281,289)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance at February 28, 2022	19,985,708	$19,986	$2,469,045	$(3,657,035)	$(1,168,003)
Net loss				(46,771)	(46,771)
Balance at November 30, 2022	19,985,708	$19,986	$2,469,045	$(3,703,806)	$(1,214,774)

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended November 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(51,741)	$(46,771)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in current assets and liabilities:
Prepaid expense	(4,335)	10,500
Accrued expense	(3,497)	14,150
Net cash used in operating activities	(59,573)	(22,121)
Cash Flows from Financing Activities:
Net proceeds from related party loans	58,493	22,121
Net cash provided by financing activities	58,493	22,121
Net decrease in cash and cash equivalents	(1,080)	-
Cash and cash equivalents, beginning of period	3,582	3,582
Cash and cash equivalents, end of period	$2,502	$3,582
Supplemental Disclosure
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

Interim Financial Information

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of November 30, 2023, results of operations, changes in stockholders’ equity (deficit) and cash flows for the nine-month periods ended November 30, 2023 and 2022, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of November 30, 2023 the Company had current assets of $17,502, and current liabilities total $1,298,791 resulting in a working capital deficit of $1,281,289. The Company currently only has small scale operation activities and has an accumulated deficit of $3,770,320 as of November 30, 2023. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSE

The Company is paying an annual fee for its OTC Markets service. The service period is from December 1, 2023 to November 30, 2024. The service charge is recorded as a prepaid expense and amortized using straight line amortization over the service period. The prepaid expense balance is $15,000 as of November 30, 2023 compared to $10,665 as of February 28, 2023.

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

As of November 30, 2023, the Company had a $690,565 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $632,072 for Ms. Yan Li at February 28, 2023. The loans are non-interest bearing, due upon demand and unsecured.

A related party is providing accounting service to the Company at an estimated annual service fee of $19,000.

From November 2017, the Company started to purchase cosmetic products from a related party controlled by our CEO. The Company purchased a total of $47,643 of inventory from two related parties which was sold during the year ended February 29, 2020, the accounts payable balance of which is outstanding as of November 30, 2023 and February 28, 2023.

NOTE 6 – ACCRUED OFFICER COMPENSATION

On December 15, 2015, the Company entered into an employment agreement with its president, Ms. Yan Li. The agreement was retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Ms. Yan Li shall receive an annual salary of $100,500 and 100,000 shares of the Company’s common stock.

As of November 30, 2023, a total of $535,500 has been accrued as salary compensation payable compared to $535,500 at February 28, 2023.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 “Subsequent Events”, the Company has analyzed its operations subsequent to November 30, 2023, through the date which the financial statements were available to be issued. Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

Results of Operations

Revenue

We recognized no sales revenue in the three and nine months ended November 30, 2023 compared to nil sales revenue in the three and nine months ended November 30, 2022.

Operating Expenses

For the three months ended November 30, 2023 compared to the three months ended November 30, 2022

The major components of our operating expenses for the three months ended November 30, 2023 and 2022 are outlined in the table below:

	Three Months Ended	Three Months Ended
	November 30,	November 30,
	2023	2022
Professional fee	$10,142	$10,604
Office expense	$1,257	$650
OTC Filing fees and other	$3,555	$3,500
Total operating expenses	$14,954	$14,754

The $200 increase in our operating costs for the three months ended November 30, 2023 compared to three months ended November 30, 2022, was mainly due to an increase of $607 in office expense offset with a decrease of $462 in professional fee.

For the nine months ended November 30, 2023 compared to the nine months ended November 30, 2022

The major components of our operating expenses for the nine months ended November 30, 2023 and 2022 are outlined in the table below:

	Nine Months Ended	Nine Months Ended
	November 30,	November 30,
	2023	2022

Professional fee	$39,819	$35,621
Office expense	$1,257	$650
OTC Filing fees and other	$10,665	$10,500
Total operating expenses	$51,741	$46,771

The $4,970 increase in our operating costs for the nine months ended November 30, 2023 compared to nine months ended November 30, 2022, was mainly due to an increase in professional fee of $4,197 and an increase of $607 in office expense.

Other Expenses

No other expenses incurred during the three months and nine months periods ended November 30, 2023 and 2022.

Net loss

For the three months ended November 30, 2023, we recognized a net loss of $14,954 compared to the net loss of $14,754 for the corresponding period in 2022.

For the nine months ended November 30, 2023, we recognized a net loss of $51,741 compared to the net loss of $46,771 for the corresponding period in 2022.

Liquidity and Capital Resources

Working Capital

	November 30,	February 28,
	2023	2023
Current Assets	$17,502	$14,247
Current Liabilities	$1,298,791	$1,243,795
Working Capital Deficit	$(1,281,289)	$(1,229,548)

As of November 30, 2023, the Company had current assets of $17,502, primarily comprising of cash of $2,502, prepaid expenses of $15,000 and current liabilities of $1,298,791, resulting in a working capital deficit of $1,281,289. The Company had limited profitable operation activities and has an accumulated deficit of $3,770,320 as of November 30, 2023. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows from Operating Activities

Our net cash used in operating activities increased by $37,452 in the nine months ended November 30, 2023 to $59,573, compared to the net cash used in operating activities in the nine months ended November 30, 2022 of $22,121. The increase in net cash used in operating activities was primarily the result of a $17,647 decrease in accrued professional fee and a $14,835 decrease in prepaid expense.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the nine months ended November 30, 2023 or 2022.

Cash Flows from Financing Activities

Our cash provided by financing activities increased from $22,121 for the nine months ended November 30, 2022 compared to $58,493 for the nine months ended November 30, 2023. In both periods, cash was provided by the way of loans from related parties.

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

Off Balance Sheet Arrangements

As of November 30, 2023, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the nine months ended November 30, 2023, and currently we are not involved in any pending litigation or legal proceedings.

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

JUBILANT FLAME INTERNATIONAL LTD

Date: January 9, 2024	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: January 9, 2024	By:	/s/ Lei Wang
Lei Wang
(Chief Financial Officer) and Director

