Form 10-K
period 2024-02-29
Jubilant Flame International, Ltd
filed 2024-05-07
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

There was no active public trading market for the common stock. Based on recorded trades as of August 31, 2023, the aggregate market value of 10,813,993 common stocks held by non-affiliates was $275,757.

As of May 7, 2024, there are 19,985,708 shares of common stock issued and outstanding.

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

Holders

As of February 28, 2024, there were 79 total record holders of 19,985,708 shares of the Company’s common stock. We believe we have additional shareholders who hold their shares on a beneficial basis in “street name.”

Dividends

The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the intention of management to utilize all available funds for the development of the Company’s business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered security

Between December 2015 and February 29, 2024, the Company issued 900,000 shares of common stock to its CEO, Ms. Yan Li, under her employment agreement, 550,000 shares to its current CFO, Mr. Lei Wang, 200,000 shares to its current Secretary/Treasurer, Mr. Kecheng Xu, 300,000 shares to its new board director Brian Cheng, 150,000 shares to its new board director Mario Papazoglou for compensation purposes. The issuance of shares to officers were made in reliance upon the exemption from securities registration afforded by Section 4(2) of the 1933 Act. (See Item 11 – Executive Compensation – Employment Agreements and Related Transactions.)

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended February 29, 2024 and February 28, 2023.

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

Results of Operations

Sales

From last quarter of the fiscal year ended February 28, 2018, we started to promote and sell our new cosmetic products in the United States market. We purchase the Acropass Products and other Products from an affiliated company in China. In the beginning of 2020, the Company ceased the marketing and selling of cosmetic products in the United States. From the third quarter of year ended February 29, 2020, the company started to provide technical support services in connection with nutritionally oriented food that include Sea-Buckthourn and Organic Spouting Powder. We recognized Nil of revenue during the fiscal year ended February 29, 2024 and February 28, 2023 respectively. The result was primarily due to slow down in new business line.

Operating expense

The major components of our expenses for the fiscal years ended February 29, 2024 and February 28, 2023 are outlined in the table below:

	Year Ended	Year Ended
	29-Feb	28-Feb
	2024	2023

Transfer agent	7,027	4,611
Edgar filing fees	3,099	4,799
OTC service fee	14,415	14,055
Office expense	1,302	1,080
Legal fees	2,522	-
Accounting and audit fees	39,000	37,000
Total cost and operating expenses	67,365	61,545

Our operating expenses increased by $5,820 for the year ended February 29, 2024, compared to the fiscal year ended February 28, 2023. The increase was mainly due to a increase of $2,522 in legal service fee and an increase of 2,000 in accounting and audit expense.

Other income

Other income is Nil and Nil for the year ended February 29, 2024 and February 28, 2023, respectively.

Net Loss

During the years ended February 29, 2024 and February 28, 2023, the Company realized a net loss of $67,365 and $61,545 , respectively.

Liquidity and Capital Resources

Working Capital	As of February 29, 2024	As of February 28, 2023

Current Assets	$12,595	$14,247
Current Liabilities	1,309,508	1,243,795
Working Capital Deficit	$(1,296,913)	$(1,229,548)

The increase in the Company’s working capital deficit between the fiscal years ended February 29, 2024 and February 28, 2023 was mainly due to the increase of total $61,653 due to related party and the increase of total $4,060 accrued expense.

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Year Ended February 29, 2024	Year Ended February 28, 2023
Cash used in operating activities	$(63,890)	$(40,130)
Cash used in investing activities	$-	$-
Cash provided by financing activities	$61,653	$40,130
Net increase (decrease)in cash	$(2,237)	$-

Cash Flows from Operating Activities

During the fiscal year ended February 29, 2024, we incurred a net loss of $67,365, compare to a net loss of $61,545 during the fiscal year ended February 28, 2023. During the fiscal year ended February 29, 2024, we used $63,890 in operating activities compared to $40,130 during the fiscal year ended February 28, 2023, the operating cash use increase is mainly due to small increase of professional fee due.

Cash Flows from Investing Activities

We did not spend funds in investing activities during the year ended February 29, 2024 and February 28, 2023.

Cash Flows from Financing Activities

During the year ended February 29, 2024, we generated $61,653 in financing activities compared to $40,130 during the year ended February 28, 2023, the decrease is due to proceed decrease from the CEO.

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

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE YEARS ENDED FEBRUARY 29, 2024 AND FEBRUARY 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jubilant Flame International, Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Jubilant Flame International, Ltd. (“the Company”), as of February 29, 2024 and February 28, 2023, and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended February 29, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2024 and February 28, 2023, and the results of its operations and its cash flows for each of the two years in the period ended February 29, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has working capital and stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

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

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2023.

Diamond Bar, California

May 7, 2024

JUBILANT FLAME INTERNATIONAL, LTD

BALANCE SHEETS

	February 29,	February 28,
	2024	2023
ASSETS
Current assets
Cash	$1,345	$3,582
Prepaid expenses	11,250	10,665
Total current assets	12,595	14,247
Total Assets	$12,595	$14,247

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable – related parties	$47,643	$47,643
Accrued expense	32,640	28,580
Accrued officer compensation	535,500	535,500
Loan payable - related parties	693,725	632,072
Total current liabilities	1,309,508	1,243,795
Total Liabilities	1,309,508	1,243,795

Commitment and Contingencies	-	-

Stockholders’ Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 19,985,708 and 19,985,708 shares issued and outstanding respectively	19,986	19,986
Additional paid in capital	2,469,045	2,469,045
Accumulated deficit	(3,785,944)	(3,718,579)
Total Stockholders’ Deficit	(1,296,913)	(1,229,548)
Total Liabilities and Stockholders’ Deficit	$12,595	$14,247

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	February 29,	February 28,
	2024	2023

Sales of goods	$-	$-
Total sales	-	-
Cost and Operating Expenses:	-	-
Cost of goods sold	-	-
Operating, selling, general and administrative	67,365	61,545
Total operating expenses	67,365	61,545
Other income:
Other income	-	-
Other income, net	-	-

Loss from operations	(67,365)	(61,545)
Provision for income tax	-	-

Net loss	$(67,365)	$(61,545)

Net loss per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	19,985,708	19,985,708

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at February 28, 2022	19,985,708	$19,986	$2,469,045	$(3,657,034)	$(1,168,003)

Net loss				(61,545)	(61,545)

Balances at February 28, 2023	19,985,708	19,986	2,469,045	(3,718,579)	(1,229,548)

Net loss				(67,365)	(67,365)

Balances at February 29, 2024	19,985,708	$19,986	$2,469,045	$(3,785,944)	$(1,296,913)

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	February 29,	February 28,
	2024	2023
Cash flows from operating activities
Net loss	$(67,365)	$(61,545)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in Current Assets and Liabilities
Prepaid expense	(585)	(165)
Accounts payable and accrued liabilities	4,060	21,580
Net cash used in operating activities	(63,890)	(40,130)

Cash flows from financing activities
Net proceeds from related party loans	61,653	40,130
Net cash provided by financing activities	61,653	40,130

Net decrease in cash	(2,237)	-

Cash at beginning of year	3,582	3,582

Cash at end of year	$1,345	$3,582

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

From the third quarter of the year ended February 29, 2020, the Company began its new business line of providing technical support services for development of new nutrition food products to sell to customers in USA. The Company has not generated revenue from this new business by the year ended at February 29, 2024.

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

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but only if adopted as of the beginning of such fiscal year. The Company is currently evaluating the impact that the standard will have on its financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 was effective for fiscal years beginning December 15, 2021, including interim periods within those fiscal years. The Company concluded that the standard has no material impact on its financial statements.

Recent Accounting Pronouncements Not Yet Adopted

The Company has considered all recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, due to related party and loan payable, approximate their fair values because of the current nature of these instruments.

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

Revenue Recognition

Sales

The Company recognizes eCommerce sales revenue, net of sales taxes and estimated sales returns, upon delivery to the customer. Additionally, estimated sales returns are calculated using historical experience of actual returns as a percent of sales. No sales or estimated sales returns was recorded for the year ended February 29, 2024 and February 28, 2023.

Cost of Sales

Cost of sales includes actual product cost, the cost of transportation to the Company’s distribution facilities. No cost of sales was recorded for the year ended February 29, 2024 and February 28, 2023.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of February 29, 2024, the Company had a working capital deficit of $1,296,913. The Company currently has limited profitable trading activities and has an accumulated deficit of $3,785,944 as of February 29, 2024.

From the third quarter of the year ended February 29, 2020, the Company began its new business line of providing technical support services for development of new nutrition food products to sell to customers. The Company has not generated revenue from this new business line. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

As of February 29, 2024, the Company had a $693,725 advance payment from its CEO, Ms. Yan Li. This compares with an outstanding balance of $632,072 for Ms. Yan Li as of February 28, 2023. The advances are non-interest bearing, due upon demand and unsecured. The company business is operated from an office provided by the CEO.

A related party company is providing accounting service to the Company at an estimated annual service fee of $19,000.

From November 2017, the Company began purchasing cosmetic and sprout products from two related parties controlled by our CEO. The Company purchased a total of $47,643 of inventory from two related parties which was sold during the year ended February 29, 2020, the accounts payable balance of which is outstanding as of February 29, 2024 and February 28, 2023.

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

As of February 29, 2024, a total of $535,500 has been accrued as accrued officer compensation payable to its president compared to $535,500 as of February 28, 2023.

NOTE 6 – INCOME TAX

At February 29, 2024, the Company had unused federal and state net operating loss carryforwards available of approximately $1,155,724, which may be applied against future taxable income, if any, and which expire in various years.

This loss carry-forward expires according to the following schedule:

Year Ending February 29, 2024	Amount

2034	$54,197
2035	-
2036	539,420
2037	107,453
2038	118,828
Indefinite	335,826
Total	$1,155,724

The following is a reconciliation of the tax provision as calculated at the statutory tax rate to the provision as recognized for the years ended February 29, 2024 and February 28, 2023:

	2024	2023
Tax provision at statutory rates	$(14,147)	$(12,925)
Effect of permanent and Temporary difference(s)	853	4,532
Change in valuation allowance	13,294	8,393
Provision for income tax	$-	$-

There were permanent differences and temporary differences to reconcile the tax provision for the years ended February 29, 2024 and February 28 2023, other than the change in valuation allowance of $13,294 and $8,393, respectively. All tax years from inception remain open for examination by the tax authorities.

In addition to tax loss carry forward, unrecognized deferred tax assets as of February 29, 2024 and February 28, 2023, primarily related to accrued expense not deductible until paid for income tax purposes amounted to $853 and $4,532, respectively.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has authorized share capital of 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

No stock compensation expense had been recorded for both year ended at February 29, 2024 and February 28, 2023.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to February 29, 2024 to May 7, 2024, the date when the financial statements were issued. Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of February 29, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that, as of February 29, 2024, our internal controls over financial reporting were ineffective because: (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) due to the lack of employees, the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 29, 2024. Because of our overall limited financial resources, we cannot estimate when we may begin to remediate any of the foregoing deficiencies and the time frame in which they will be remediated if and when begun.

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

ITEM 9B OTHER INFORMATION.

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position
Yan Li	58	President, Chief Executive Officer and Director
Lei Wang	51	Chief Financial Officer and Director
Kecheng Xu	37	Secretary, Treasurer and Director
Marino Papazoglou	66	Director
Brian Cheng	65	Director

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

ITEM 11 EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during fiscal year end February 29, 2024 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
								Change in
								Pension
								Value &
							Non-	Non-
							Equity	qualified
							Incentive	Deferred	All
							Plan	Compen-	Other
					Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary		Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position	Year	($)		($)	($)	($)	(S)	($)	($)	($)

Yan Li President, CEO	2023	-	[1]	-	-	-	-	-	-	-

Lei Wang , CFO	2023	-	[2]	-	-	-	-	-	19,000	1,9000

Kecheng Xu Secretary, Treasurer, Director	2023	-	[3]	-	-	-	-	-	-	-

Brian Cheng, Director	2023	-	[4]		-	-	-	-	-	-

Marino Papazoglou, Director	2023	-	[5]	-	-	-	-	-	-	-

___________

1

On December 15, 2015, the Company entered into employment agreements with its president and CEO, Ms. Yan Li, the agreements were retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Ms. Yan shall receive an annual salary of $100,500 and 100,000 shares of the Company’s common stock. On January 15, 2019, Ms. Li’s compensation agreement was renewed by the Board. Ms. Li was granted 200,000 shares each year for a term of three years based on board resolution. The granted shares have a value of $0.036 per shares based on stock market price on the stock grant date. No stock compensation was recorded at the end of year February 29, 2024.

2

On August 30, 2017 Lei Wang became our Chief Financial Officer. Mr. Wang receives no salary compensation. Mr. Wang was paid stock compensation from time to time based on business progress. On January 15, 2019, Mr. Cheng was granted 100,000 stock compensation shares each year for a term of three year at the time of his appointment. The granted shares have a value of $0.036 per share based on stock market price on the stock grant date. No stock compensation was recorded at the end of year February 28, 2023. The company accrued a separate legal entity controlled by Mr. Wang for service fee of $19,000 during year end of February 29, 2024.

3

Mr. Kecheng Xu became he Secretary, Treasurer and a director of the Company on August 30, 2017. Mr. Xu receives no salary compensation. Mr. Xu was paid stock compensation from time to time based on business progress. Mr. Xu was granted 50,000 shares of restricted common stock at the time of his appointment. The restricted stock has a value of $525 base on stock market price of $0.0105 per share one the stock grant date. On January 15, 2019, Mr. Xu was granted 50,000 stock compensation shares each year for a term of three years based on board meeting resolution. The granted shares have a value of $0.036 per shares based on stock market price one the stock grant date. No stock compensation was recorded at the end of year February 29, 2024.

4.

Mr. Brian Cheng became board director of the Company on January 15, 2019. Mr.Cheng receives no salary compensation. Mr. Cheng was paid stock compensation from time to time based on business progress. On January 15, 2019, Mr. Cheng was granted 100,000 stock compensation shares each year for a term of three year at the time of his appointment. The granted shares have a value of $0.036 per share based on stock market price on the stock grant date. No stock compensation was recorded at the end of year February 29, 2024.

5.

Mr. Marino Papazoglou became board director of the Company on January 15, 2019. Mr. Papazoglou receives no salary compensation. Mr.Papazoglou was paid stock compensation from time to time based on business progress. On January 15, 2019, Mr. Papazoglou was granted 50,000 stock compensation shares each year for a term of three year at the time of his appointment. The granted shares have a value of $0.036 per share based on stock market price on the stock grant date. No stock compensation was recorded at the end of year February 29, 2024.

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

Option Exercises and Stock Vested

There were no options issued, outstanding, exercised or vested during the years ended February 29, 2024 and February 28, 2023. There were no unvested stock awards outstanding at the same dates.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of May 7, 2024: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than ten percent (10%) of any class of our outstanding shares. As of May 7, 2024, there were 19,985,708 shares of our common stock outstanding. We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons named in the table below have sole voting and sole investment power with respect to all shares of common stock that they beneficially owned, subject to applicable community property laws.

Name and address of beneficial owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Yan Li, President, Chief Executive Officer & Director	6,713,215	33.6%
Lei Wang, Chief Financial Officer & Director	550,000	2.8%
Kecheng Xu, Treasurer, Secretary and Director	228,500	1.1%
Brian Cheng, Director	300,000	1.5%
Marino Papazoglou, Director	150,000	0.8%
All executive officers and directors as a group (Persons)	7,941,715	39.8%

__________

(1)	Room 508, T1N Vi Park, 360 Xin Long Road, Shanghai China, 201101

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal years ended February 29, 2024 and February 28, 2023, Ms. Yan Li, our President, CEO, and a director, personally paid $61,653 and $40,130, respectively, for various expenses on behalf of Jubilant Flame International Ltd. The Company did not enter into any loan agreement with respect to those advances.

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

On August 30, 2017 Lei Wang became an Executive Financial Officer. Mr. Wang receives no salary compensation. Mr. Wang was paid stock compensation from time to time base on business progress. Mr. Wang was granted 200,000 shares of restricted common stock at the time of his appointment. The restricted stock has a value of $2,100 based on stock market price of $0.0105 per share at stock grant date. On January 15, 2019, Mr. Wang was granted 100,000 shares each year for a term of three years based on board resolution. The granted shares have a value of $0.036 per shares based on stock market price at stock grant date. The company paid a separate legal entity controlled by Mr. Wang. Total service fee of $19,000 during year end of February 29, 2024 and February 28, 2023 respectively.

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

As at February 29, 2024, the Company had a $693,725 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $632,072 for her as of February 28, 2023. The loans are non-interest bearing, due upon demand and unsecured.

From November 2017, the Company started to purchase Acropass Products from related party owned and controlled by our CEO for the products’ resale in the United States. By the end of February 29, 2024, the Company purchased total $47,035 inventory from the related party.

From October 2019, the Company started to purchase Sprout Products from related party owned and controlled by our CEO for the products’ resale in the United States. By the end of February 29, 2024, the Company purchase total $608 inventory from the related party.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended February 29, 2024 and February 28, 2023, we engaged KCCW Accountancy Corp. as our audit firm.

For the years ended February 29, 2024, and February 28, 2023, we incurred fees as discussed below:

Fiscal Year Ended
	February 29, 2024	February 28, 2023

Audit fees	$18,000	$18,000
Audit – related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

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
101*

The following material from the Form 10-K Report of the Registrant for the year ended February 29, 2024, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statement of Changes in Shareholders’ Deficit, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

_________

* Previously Filed

** Filed herewith

+ Management employment arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUBILANT FLAME INTERNATIONAL, LTD.

Date: May 7, 2024	By:	/s/ Yan Li
Yan Li
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 7, 2024	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: May 7, 2024	By:	/s/ Lei Wang
Lei Wang
Chief Financial Officer (Principal Financial Officer) and Director

