Form 10-Q
period 2024-08-31
Jubilant Flame International, Ltd
filed 2024-10-10
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

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

As of October 10, 2024, there are 19,985,708 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company” and the “Registrant” refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL LTD

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE SIX-MONTH PERIODS ENDED AUGUST 31, 2024

JUBILANT FLAME INTERNATIONAL, LTD

BALANCE SHEETS

(UNAUDITED)

	August 31,	February 29,
	2024	2024
ASSETS

Current assets
Cash and cash equivalents	$1,285	$1,345
Prepaid expenses	3,750	11,250
Total current assets	5,035	12,595
Total Assets	$5,035	$12,595

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable – related parties	$47,643	$47,643
Accrued expense	29,525	32,640
Accrued officer compensation	535,500	535,500
Loan payable - related parties	721,520	693,725
Total current liabilities	1,334,188	1,309,508
Total Liabilities	1,334,188	1,309,508

Commitment and Contingencies

Stockholders’ Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 19,985,708 and 19,985,708 shares issued and outstanding, respectively	19,986	19,986
Additional paid in capital	2,469,045	2,469,045
Accumulated deficit	(3,818,184)	(3,785,944)
Total Stockholders’ Deficit	(1,329,153)	(1,296,913)
Total Liabilities and Stockholders’ Deficit	$5,035	$12,595

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	August 31,		August 31,
	2024	2023	2024	2023

Revenue	$-	$-	$-	$-

Costs and Operating Expenses:
Cost of goods sold	-	-	-	-
Operating, selling, general and administrative	10,069	12,943	32,240	36,787
Total operating expenses	(10,069)	(12,943)	(32,240)	(36,787)

Loss from operations	(10,069)	(12,943)	(32,240)	(36,787)
Other income (expense):
Other income (expense), net	-	-	-	-
Loss before provision for income taxes	(10,069)	(12,943)	(32,240)	(36,787)
Provision for income tax	-	-	-	-
Net loss	$(10,069)	$(12,943)	$(32,240)	$(36,787)
Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	19,985,708	19,985,708	19,985,708	19,985,708

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months ended August 31, 2024 and 2023
			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance at May 31, 2024	19,985,708	$19,986	$2,469,045	$(3,808,115)	$(1,319,084)
Net loss	-	-	-	(10,069)	(10,069)
Balance at August 31, 2024	19,985,708	$19,986	$2,469,045	$(3,818,184)	$(1,329,153)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance at May 31, 2023	19,985,708	$19,986	$2,469,045	$(3,742,423)	$(1,253,392)
Net loss	-	-	-	(12,943)	(12,943)
Balance at August 31, 2023	19,985,708	$19,986	$2,469,045	$(3,755,366)	$(1,266,335)

For the Six Months ended August 31, 2024 and 2023
			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balances at February 29, 2024	19,985,708	$19,986	$2,469,045	$(3,785,944)	$(1,296,913)
Net loss	-	-	-	(32,240)	(32,240)
Balance at August 31, 2024	19,985,708	$19,986	$2,469,045	$(3,818,184)	$(1,329,153)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance at February 28, 2023	19,985,708	$19,986	$2,469,045	$(3,718,579)	$(1,229,548)
Net loss	-	-	-	(36,787)	(36,787)
Balance at August 31, 2023	19,985,708	$19,986	$2,469,045	$(3,755,366)	$(1,266,335)

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended August 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(32,240)	$(36,787)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in current assets and liabilities:
Prepaid expense	7,500	7,110
Accrued expense	(3,115)	(11,610)
Net cash used in operating activities	(27,855)	(41,287)
Cash Flows from Financing Activities:
Net proceeds from related party loans	27,795	40,207
Net cash provided by financing activities	27,795	40,207
Net decrease in cash and cash equivalents	(60)	(1,080)
Cash and cash equivalents, beginning of period	1,345	3,582
Cash and cash equivalents, end of period	$1,285	$2,502
Supplemental Disclosure
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

From the third quarter of the year ended February 29, 2020, the Company began its new business line of providing technical support services for the development of new nutrition food products to sell to customers in the USA. The Company had not generated significant revenue from this new business by the second quarter ended on August 31, 2024.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Interim Financial Information

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of August 31, 2024, results of operations, changes in stockholders’ equity (deficit) and cash flows for the six-month periods ended August 31, 2024 and 2023, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of August 31, 2024, the Company had current assets of $5,035, and current liabilities total $1,334,188 resulting in a working capital deficit of $1,329,153. The Company currently only has small scale operation activities and has an accumulated deficit of $3,818,184 as of August 31, 2024. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSE

The Company is paying an annual fee for its OTC Markets service. The service period is from December 1, 2023 to November 30, 2024. The service charge is recorded as a prepaid expense and amortized using straight line amortization over the service period. The prepaid expense balance is $3,750 as of August 31, 2024 compared to $11,250 as of February 29, 2024.

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

As of August 31, 2024, the Company had a $721,520 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $693,725 for Ms. Yan Li at February 29, 2024. The loans are non-interest bearing, due upon demand and unsecured.

A related party is providing accounting service to the Company at an estimated annual service fee of $19,000.

From November 2017, the Company started to purchase cosmetic products from a related party controlled by our CEO. The Company purchased a total of $47,643 of inventory from two related parties which was sold during the year ended February 29, 2020, the accounts payable balance of which is outstanding as of August 31, 2024 and February 29, 2024.

NOTE 6 – ACCRUED OFFICER COMPENSATION

On December 15, 2015, the Company entered into an employment agreement with its president, Ms. Yan Li. The agreement was retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Ms. Yan Li shall receive an annual salary of $100,500 and 100,000 shares of the Company’s common stock.

As of August 31, 2024, a total of $535,500 has been accrued as salary compensation payable compared to $535,500 at February 29, 2024.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 “Subsequent Events”, the Company has analyzed its operations subsequent to August 31, 2024, through the date which the financial statements were available to be issued. Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

Results of Operations

Revenue

We recognized no sales revenue in the three and six months ended August 31, 2024 compared to nil sales revenue in the three and six months ended August 31, 2023.

Operating Expenses

For the three months ended August 31, 2024 compared to the three months ended August 31, 2023

The major components of our operating expenses for the three months ended August 31, 2024 and 2023 are outlined in the table below:

	Three Months Ended	Three Months Ended
	Aug 31	Aug 31
	2024	2023

Professional fee	$6,289	$9,388
OTC service expense and others	3,780	3,555
Total operating expenses	$10,069	$12,943

The $2,874 decrease in our operating costs for the three months ended August 31, 2024 compared to three months ended August 31, 2023, was mainly due to a decrease of $3,099 in professional fee.

For the six months ended August 31, 2024 compared to the six months ended August 31, 2023

The major components of our operating expenses for the six months ended August 31, 2024 and 2023 are outlined in the table below:

	Six Months Ended	Six Months Ended
	Aug 31	Aug 31
	2024	2023
Professional fee	$24,680	$29,677
OTC Filing fees	7,560	7,110
Total operating expenses	$32,240	$36,787

The $4,547 decrease in our operating costs for the six months ended August 31, 2024 compared to six months ended August 31, 2023, was mainly due to the decrease in professional fee of $ 4,997.

Other Expenses

No other expenses incurred during the three months and six months periods ended August 31, 2024 and 2023.

Net loss

For the three months ended August 31, 2024, we recognized a net loss of $10,069 compared to the net loss of $12,943 for the corresponding period in 2023.

For the six months ended August 31, 2024, we recognized a net loss of $32,240 compared to the net loss of $36,787 for the corresponding period in 2023.

Liquidity and Capital Resources

Working Capital

	August 31,	February 29,
	2024	2024
Current Assets	$5,035	$12,595
Current Liabilities	$1,334,188	$1,309,508
Working Capital Deficit	$(1,329,153)	$(1,296,913)

As of August 31, 2024, the Company had current assets of $5,035, primarily comprising of cash of $1,285, prepaid expenses of $3,750 and current liabilities of $1,334,188, resulting in a working capital deficit of $1,329,153. The Company had limited profitable operation activities and has an accumulated deficit of $3,818,184 as of August 31, 2024. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows from Operating Activities

Our net cash used in operating activities decreased by $13,432 in the six months ended August 31, 2024 of $27,855 compared to the net cash used in operating activities in the six months ended August 31, 2023 of $41,287. The decrease in net cash used in operating activities was primarily the result of $8,495 decrease in accrued professional fee.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the six months ended August 31, 2024 or 2023.

Cash Flows from Financing Activities

Our cash provided by financing activities decreased from $40,207 for the six months ended August 31, 2023 compared to $27,795 for the six months ended August 31, 2024. In both periods, cash was provided by the way of loans from related parties.

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

Off Balance Sheet Arrangements

As of August 31, 2024, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the six months ended August 31, 2024, and currently we are not involved in any pending litigation or legal proceedings.

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

JUBILANT FLAME INTERNATIONAL LTD

Date: October 10, 2024	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: October 10, 2024	By:	/s/ Lei Wang
Lei Wang
(Chief Financial Officer) and Director

