Form 10-Q
period 2024-11-30
Jubilant Flame International, Ltd
filed 2025-01-08
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

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

As of January 8, 2025, there are 19,985,708 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company” and the “Registrant” refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL LTD

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE NINE-MONTH PERIODS ENDED NOVEMBER 30, 2024

JUBILANT FLAME INTERNATIONAL, LTD

BALANCE SHEETS

(UNAUDITED)

	November 30,	February 29,
	2024	2024
ASSETS

Current assets
Cash and cash equivalents	$1,255	$1,345
Prepaid expenses	15,600	11,250
Total current assets	16,855	12,595
Total Assets	$16,855	$12,595

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable – related parties	$47,643	$47,643
Accrued expense	30,085	32,640
Accrued officer compensation	535,500	535,500
Loan payable - related parties	746,910	693,725
Total current liabilities	1,360,138	1,309,508
Total Liabilities	1,360,138	1,309,508

Commitment and Contingencies

Stockholders’ Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 19,985,708 and 19,985,708 shares issued and outstanding, respectively	19,986	19,986
Additional paid in capital	2,469,045	2,469,045
Accumulated deficit	(3,832,314)	(3,785,944)
Total Stockholders’ Deficit	(1,343,283)	(1,296,913)
Total Liabilities and Stockholders’ Deficit	$16,855	$12,595

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2024	2023	2024	2023

Revenue	$-	$-	$-	$-

Costs and Operating Expenses:
Cost of goods sold	-	-	-	-
Operating, selling, general and administrative	14,130	14,954	46,370	51,741
Total operating expenses	(14,130)	(14,954)	(46,370)	(51,741)

Loss from operations	(14,130)	(14,954)	(46,370)	(51,741)
Other income (expense):
Other income (expense), net	-	-	-	-
Loss before provision for income taxes	(14,130)	(14,954)	(46,370)	(51,741)
Provision for income tax	-	-	-	-
Net loss	$(14,130)	$(14,954)	$(46,370)	$(51,741)
Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	19,985,708	19,985,708	19,985,708	19,985,708

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months ended November 30, 2024 and 2023
			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance at August 31, 2024	19,985,708	$19,986	$2,469,045	$(3,818,184)	$(1,329,153)
Net loss	-	-	-	(14,130)	(14,130)
Balance at November 30, 2024	19,985,708	$19,986	$2,469,045	$(3,832,314)	$(1,343,283)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance at August 31, 2023	19,985,708	$19,986	$2,469,045	$(3,755,366)	$(1,266,335)
Net loss	-	-	-	(14,954)	(14,954)
Balance at November 30, 2023	19,985,708	$19,986	$2,469,045	$(3,770,320)	$(1,281,289)

For the Nine Months ended November 30, 2024 and 2023
			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance at February 29, 2024	19,985,708	$19,986	$2,469,045	$(3,785,944)	$(1,296,913)
Net loss	-	-	-	(46,370)	(46,370)
Balance at November 30, 2024	19,985,708	$19,986	$2,469,045	$(3,832,314)	$(1,343,283)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance at February 28, 2023	19,985,708	$19,986	$2,469,045	$(3,718,579)	$(1,229,548)
Net loss	-	-	-	(51,741)	(51,741)
Balance at November 30, 2023	19,985,708	$19,986	$2,469,045	$(3,770,320)	$(1,281,289)

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended November 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(46,370)	$(51,741)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in current assets and liabilities:
Prepaid expense	(4,350)	(4,335)
Accrued expense	(2,555)	(3,497)
Net cash used in operating activities	(53,275)	(59,573)
Cash Flows from Financing Activities:
Net proceeds from related party loans	53,185	58,493
Net cash provided by financing activities	53,185	58,493
Net decrease in cash and cash equivalents	(90)	(1,080)
Cash and cash equivalents, beginning of period	1,345	3,582
Cash and cash equivalents, end of period	$1,255	$2,502
Supplemental Disclosure
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

From the third quarter of the year ended February 29, 2020, the Company began its business line of providing technical support services for the development of new nutrition food products to sell to customers in the USA. The Company had not generated significant revenue from this business.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Interim Financial Information

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of November 30, 2024, results of operations, changes in stockholders’ equity (deficit) and cash flows for the nine-month periods ended November 30, 2024 and 2023, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of November 30, 2024 the Company had current assets of $16,855, and current liabilities total $1,360,138 resulting in a working capital deficit of $1,343,283. The Company currently only has small scale operation activities and has an accumulated deficit of $3,832,314 as of November 30, 2024. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSE

The Company is paying an annual fee for its OTC Markets service. The service period is from December 1, 2024 to November 30, 2025. The service charge is recorded as a prepaid expense and amortized using straight line amortization over the service period. The prepaid expense balance is $15,600 as of November 30, 2024 compared to $11,250 as of February 29, 2024.

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

As of November 30, 2024, the Company had a $746,910 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $693,725 for Ms. Yan Li on February 28, 2023. The loans are non-interest bearing, due upon demand and unsecured.

A related party is providing accounting service to the Company at an estimated annual service fee of $19,000.

From November 2017, the Company started to purchase cosmetic products from a related party controlled by our CEO. The Company purchased a total of $47,643 of inventory from two related parties which was sold during the year ended February 29, 2020, the accounts payable balance of which is outstanding as of November 30, 2024 and February 29, 2024.

NOTE 6 – ACCRUED OFFICER COMPENSATION

On December 15, 2015, the Company entered into an employment agreement with its president, Ms. Yan Li. The agreement was retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Ms. Yan Li shall receive an annual salary of $100,500 and 100,000 shares of the Company’s common stock.

As of November 30, 2024, a total of $535,500 has been accrued as salary compensation payable compared to $535,500 on February 29, 2024.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 “Subsequent Events”, the Company has analyzed its operations subsequent to November 30, 2024, through the date which the financial statements were available to be issued. The management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

Results of Operations

Revenue

We recognized no sales revenue in the three and nine months ended November 30, 2024 compared to nil sales revenue in the three and nine months ended November 30, 2023.

Operating Expenses

For the three months ended November 30, 2024 compared to the three months ended November 30, 2023

The major components of our operating expenses for the three months ended November 30, 2024 and 2023 are outlined in the table below:

	Three Months Ended	Three Months Ended
	November 30,	November 30,
	2024	2023
Professional fee	$9,289	$10,142
Office expense	$1,091	$1,257
OTC service and other	$3,750	$3,555
Total operating expenses	$14,130	$14,954

The $824 decrease in our operating costs for the three months ended November 30, 2024 compared to three months ended November 30, 2023, was mainly due to a decrease of $853 in professional fee offset with an increase of $195 in OTC service expense.

For the nine months ended November 30, 2024 compared to the nine months ended November 30, 2023

The major components of our operating expenses for the nine months ended November 30, 2024 and 2023 are outlined in the table below:

	Nine Months Ended	Nine Months Ended
	November 30,	November 30,
	2024	2023

Professional fee	$33,969	$39,819
Office expense	$1,151	$1,257
OTC service and other	$11,250	$10,665
Total operating expenses	$46,370	$51,741

The $5,371 decrease in our operating costs for the nine months ended November 30, 2024 compared to nine months ended November 30, 2023, was mainly due to a decrease in professional fee of $5,850 and an increase of $585 in OTC service expense.

Other Expenses

No other expenses incurred during the three months and nine months periods ended November 30, 2024 and 2023.

Net loss

For the three months ended November 30, 2024, we recognized a net loss of $14,130 compared to the net loss of $14,954 for the corresponding period in 2023.

For the nine months ended November 30, 2024, we recognized a net loss of $46,370 compared to the net loss of $51,741 for the corresponding period in 2023.

Liquidity and Capital Resources

Working Capital

	November 30,	February 29,
	2024	2024
Current Assets	$16,855	$12,595
Current Liabilities	$1,360,138	$1,309,508
Working Capital Deficit	$(1,343,283)	$(1,296,913)

As of November 30, 2024, the Company had current assets of $16,855, primarily comprising of cash of $1,255, prepaid expenses of $15,600 and current liabilities of $1,360,138, resulting in a working capital deficit of $1,343,283. The Company had limited profitable operation activities and has an accumulated deficit of $3,832,314 as of November 30, 2024. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows from Operating Activities

Our net cash used in operating activities decreased by $6,298 in the nine months ended November 30, 2024 to $53,275, compared to the net cash used in operating activities in the nine months ended November 30, 2023 of $59,573. The decrease in net cash used in operating activities was primarily the result of a $5,850 decrease in professional fee payment.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the nine months ended November 30, 2024 and 2023.

Cash Flows from Financing Activities

Our cash provided by financing activities decreased by $5,308 to $53,185 for the nine months ended November 30, 2024 compared to $58,493 for the nine months ended November 30, 2023. In both periods, cash was provided by the way of loans from related parties.

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

Off Balance Sheet Arrangements

As of November 30, 2024, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the nine months ended November 30, 2024, and currently we are not involved in any pending litigation or legal proceedings.

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

JUBILANT FLAME INTERNATIONAL LTD

Date: January 8, 2025	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: January 8, 2025	By:	/s/ Lei Wang
Lei Wang
(Chief Financial Officer) and Director

