Form 10-K
period 2025-02-28
Jubilant Flame International, Ltd
filed 2025-04-04
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2025

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

There was no active public trading market for the common stock. Based on recorded trades as of August 30, 2024, the aggregate market value of 10,813,993 common stocks held by non-affiliates was $351,455.

As of April 3, 2025, there are 19,985,708 shares of common stock issued and outstanding.

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

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTCQB Bulletin Board under the symbol “JFIL”. Because we are quoted on the OTCQB Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. Although there is trading in our common stock from time to time, there is no established market for our common stock. In the past year, it has traded the price per share has been in the $0.0155 to $0.0709 range during the year ended February 28, 2025. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transaction values.

Holders

As of February 28, 2025, there were 79 total record holders of 19,985,708 shares of the Company’s common stock. We believe we have additional shareholders who hold their shares on a beneficial basis in “street name.”

Dividends

The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the intention of management to utilize all available funds for the development of the Company’s business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered security

Between December 2015 and February 28, 2025, the Company issued 900,000 shares of common stock to its CEO, Ms. Yan Li, under her employment agreement, 550,000 shares to its current CFO, Mr. Lei Wang, 200,000 shares to its current Secretary/Treasurer, Mr. Kecheng Xu, 300,000 shares to its new board director Brian Cheng. The issuance of shares to officers were made in reliance upon the exemption from securities registration afforded by Section 4(2) of the 1933 Act. (See Item 11 – Executive Compensation – Employment Agreements and Related Transactions.)

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended February 28, 2025 and February 29, 2024.

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

Results of Operations

Sales

From last quarter of the fiscal year ended February 28, 2018, we started to promote and sell our new cosmetic products in the United States market. We purchase the Acropass Products and other Products from an affiliated company in China. In the beginning of 2020, the Company ceased the marketing and selling of cosmetic products in the United States. From the third quarter of year ended February 29, 2020, the company started to provide technical support services in connection with nutritionally oriented food that include Sea-Buckthourn and Organic Spouting Powder. We recognized Nil of revenue during the fiscal year ended February 28, 2025 and February 29, 2024 respectively. The result was primarily due to slow down in new business line.

Operating expense

The major components of our expenses for the fiscal years ended February 28, 2025 and February 29, 2024 are outlined in the table below:

	Year Ended	Year Ended
	28-Feb	29-Feb
	2025	2024

Transfer agent	6,156	7,027
Edgar filing fees	3,083	3,099
OTC service fee	15,150	14,415
Office expense	1,181	1,302
Legal fees	102	2,522
Accounting and audit fees	34,000	39,000
Total cost and operating expenses	59,672	67,365

Our operating expenses decreased by $7,693 for the year ended February 28, 2025, compared to the fiscal year ended February 29, 2024. The decrease was mainly due to a decrease of $5,000 in accounting and audit expenses and decrease of $2,420 in legal service fee.

Other income

Other income is Nil and Nil for the year ended February 28, 2025 and February 29, 2024, respectively.

Net Loss

During the years ended February 28, 2025 and February 29, 2024, the Company realized a net loss of $59,672 and $67,365, respectively.

Liquidity and Capital Resources

Working Capital	As of February 28, 2025	As of February 29, 2024

Current Assets	$12,925	$12,595
Current Liabilities	1,369,510	1,309,508
Working Capital Deficit	$(1,356,585)	$(1,296,913)

The increase in the Company’s working capital deficit between the fiscal years ended February 28, 2025 and February 29, 2024 was mainly due to the increase of total $69,699 due to related party.

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Year Ended February 28, 2025	Year Ended February 29, 2024
Cash used in operating activities	$(69,819)	$(63,890)
Cash used in investing activities	$-	$-
Cash provided by financing activities	$69,699	$61,653
Net increase (decrease)in cash	$(120)	$(2,237)

Cash Flows from Operating Activities

During the fiscal year ended February 28, 2025, we incurred a net loss of $59,672, compare to a net loss of $67,365 during the fiscal year ended February 29, 2024. During the fiscal year ended February 28, 2025, we used $69,819 in operating activities compared to $63,890 during the fiscal year ended February 29, 2024, the operating cash use increase is mainly due to small increase of professional fee due.

Cash Flows from Investing Activities

We did not spend funds in investing activities during the year ended February 28, 2025 and February 29, 2024.

Cash Flows from Financing Activities

During the year ended February 28, 2025, we generated $69,699 in financing activities compared to $61,653 during the year ended February 29, 2024, the decrease is due to proceed decrease from the CEO.

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

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE YEARS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jubilant Flame International, Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Jubilant Flame International, Ltd. (“the Company”), as of February 28, 2025 and February 29, 2024, and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended February 28, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2025 and February 29, 2024, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Diamond Bar, California

April 3, 2025

JUBILANT FLAME INTERNATIONAL, LTD

BALANCE SHEETS

	February 28,	February 29,
	2025	2024
ASSETS
Current assets
Cash	$1,225	$1,345
Prepaid expenses	11,700	11,250
Total current assets	12,925	12,595
Total Assets	$12,925	$12,595

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable – related parties	$47,643	$47,643
Accrued expense	22,943	32,640
Accrued officer compensation	535,500	535,500
Loan payable - related parties	763,424	693,725
Total current liabilities	1,369,510	1,309,508
Total Liabilities	1,369,510	1,309,508

Commitment and Contingencies	-	-

Stockholders’ Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 19,985,708 and 19,985,708 shares issued and outstanding respectively	19,986	19,986
Additional paid in capital	2,469,045	2,469,045
Accumulated deficit	(3,845,616)	(3,785,944)
Total Stockholders’ Deficit	(1,356,585)	(1,296,913)
Total Liabilities and Stockholders’ Deficit	$12,925	$12,595

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	February 28,	February 29,
	2025	2024

Sales of goods	$-	$-
Total sales	-	-
Cost and Operating Expenses:	-	-
Cost of goods sold	-	-
Operating, selling, general and administrative	59,672	67,365
Total operating expenses	59,672	67,365
Other income:
Other income	-	-
Other income, net	-	-

Loss from operations	(59,672)	(67,365)
Provision for income tax	-	-

Net loss	$(59,672)	$(67,365)

Net loss per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	19,985,708	19,985,708

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at February 28, 2023	19,985,708	$19,986	$2,469,045	$(3,718,579)	$(1,229,548)

Net loss	-	-	-	(67,365)	(67,365)

Balances at February 29, 2024	19,985,708	19,986	2,469,045	(3,785,944)	(1,296,913)

Net loss	-	-	-	(59,672)	(59,672)

Balances at February 28, 2025	19,985,708	$19,986	$2,469,045	$(3,845,616)	$(1,356,585)

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	February 28,	February 29,
	2025	2024
Cash flows from operating activities
Net loss	$(59,672)	$(67,365)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in Current Assets and Liabilities
Prepaid expense	(450)	(585)
Accounts payable and accrued liabilities	(9,697)	4,060
Net cash used in operating activities	(69,819)	(63,890)

Cash flows from financing activities
Net proceeds from related party loans	69,699	61,653
Net cash provided by financing activities	69,699	61,653

Net decrease in cash	(120)	(2,237)

Cash at beginning of year	1,345	3,582

Cash at end of year	$1,225	$1,345

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

From the third quarter of the year ended February 29, 2020, the Company began its new business line of providing technical support services for development of new nutrition food products to sell to customers in USA. The Company has not generated revenue from this new business by the year ended February 28, 2025.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The guidance in ASU 2023-09 will be effective for annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of ASU 2023-09 will have on its financial statements and disclosures.

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

Revenue Recognition

Sales

The Company recognizes eCommerce sales revenue, net of sales taxes and estimated sales returns, upon delivery to the customer. Additionally, estimated sales returns are calculated using historical experience of actual returns as a percent of sales. No sales or estimated sales returns was recorded for the year ended February 28, 2025 and February 29, 2024.

Cost of Sales

Cost of sales includes actual product cost, the cost of transportation to the Company’s distribution facilities. No cost of sales was recorded for the year ended February 28, 2025 and February 29, 2024.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of February 28, 2025, the Company had a working capital deficit of $1,356,585. The Company currently has limited profitable trading activities and has an accumulated deficit of $3,845,616 as of February 28, 2025.

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

As of February 28, 2025, the Company had a $763,424 advance payment from its CEO, Ms. Yan Li. This compares with an outstanding balance of $693,725 for Ms. Yan Li as of February 29, 2024. The advances are non-interest bearing, due upon demand and unsecured. The company business is operated from an office provided by the CEO.

A related party company is providing accounting service to the Company at an estimated annual service fee of $19,000.

From November 2017, the Company began purchasing cosmetic and sprout products from two related parties controlled by our CEO. The Company purchased a total of $47,643 of inventory from two related parties which was sold during the year ended February 29, 2020, the accounts payable balance of which is outstanding as of February 28, 2025 and February 29, 2024.

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

As of February 28, 2025, a total of $535,500 has been accrued as accrued officer compensation payable to its president compared to $535,500 as of February 29, 2024.

NOTE 6 – INCOME TAX

As of February 28, 2025, the Company had unused federal and state net operating loss carryforwards available of approximately $1,225,092, which may be applied against future taxable income, if any, and which expire in various years.

This loss carry-forward expires according to the following schedule:

Year Ending February 28, 2025	Amount

2034	$54,197
2035	-
2036	539,420
2037	107,453
2038	118,828
Indefinite	405,194
Total	$1,225,092

The following is a reconciliation of the tax provision as calculated at the statutory tax rate to the provision as recognized for the years ended February 28, 2025 and February 29, 2024:

	2025	2024
Tax provision at statutory rates	$(12,531)	$(14,147)
Effect of permanent and Temporary difference(s)	(2,036)	853
Change in valuation allowance	14,567	13,294
Provision for income tax	$-	$-

There were permanent differences and temporary differences to reconcile the tax provision for the years ended February 28, 2025 and February 28 2024, other than the change in valuation allowance of $14,567 and $13,294, respectively. All tax years from inception remain open for examination by the tax authorities.

In addition to tax loss carry forward, unrecognized deferred tax assets as of February 28, 2025 and February 29, 2024, primarily related to accrued expense not deductible until paid for income tax purposes amounted to $(2,036) and $853, respectively.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has authorized share capital of 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

No stock compensation expense had been recorded for both year ended at February 28, 2025 and February 29, 2024.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to February 28, 2025 to April 3, 2025, the date when the financial statements were issued. Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

ITEM 9B OTHER INFORMATION.

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position
Yan Li	59	President, Chief Executive Officer and Director
Lei Wang	52	Chief Financial Officer and Director
Kecheng Xu	38	Secretary, Treasurer and Director
Brian Cheng	66	Director

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

ITEM 11 EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during fiscal year end February 28, 2025 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
								Change in
								Pension
								Value &
							Non-	Non-
							Equity	qualified
							Incentive	Deferred	All
							Plan	Compen-	Other
					Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary		Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position	Year	($)		($)	($)	($)	(S)	($)	($)	($)

Yan Li President, CEO	2024	-	[1]	-	-	-	-	-	-	-

Lei Wang , CFO	2024	-	[2]	-	-	-	-	-	19,000	1,9000

Kecheng Xu Secretary, Treasurer, Director	2024	-	[3]	-	-	-	-	-	-	-

Brian Cheng, Director	2024	-	[4]		-	-	-	-	-	-

___________

1

On December 15, 2015, the Company entered into employment agreements with its president and CEO, Ms. Yan Li, the agreements were retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Ms. Yan shall receive an annual salary of $100,500 and 100,000 shares of the Company’s common stock. On January 15, 2019, Ms. Li’s compensation agreement was renewed by the Board. Ms. Li was granted 200,000 shares each year for a term of three years based on board resolution. The granted shares have a value of $0.036 per shares based on stock market price on the stock grant date. No stock compensation was recorded at the end of year February 28, 2025.

2

On August 30, 2017 Lei Wang became our Chief Financial Officer. Mr. Wang receives no salary compensation. Mr. Wang was paid stock compensation from time to time based on business progress. On January 15, 2019, Mr. Cheng was granted 100,000 stock compensation shares each year for a term of three year at the time of his appointment. The granted shares have a value of $0.036 per share based on stock market price on the stock grant date. No stock compensation was recorded at the end of year February 28, 2025. The company accrued a separate legal entity controlled by Mr. Wang for service fee of $19,000 during year end of February 28, 2025.

3

Mr. Kecheng Xu became he Secretary, Treasurer and a director of the Company on August 30, 2017. Mr. Xu receives no salary compensation. Mr. Xu was paid stock compensation from time to time based on business progress. Mr. Xu was granted 50,000 shares of restricted common stock at the time of his appointment. The restricted stock has a value of $525 base on stock market price of $0.0105 per share one the stock grant date. On January 15, 2019, Mr. Xu was granted 50,000 stock compensation shares each year for a term of three years based on board meeting resolution. The granted shares have a value of $0.036 per shares based on stock market price one the stock grant date. No stock compensation was recorded at the end of year February 28, 2025.

4.

Mr. Brian Cheng became board director of the Company on January 15, 2019. Mr.Cheng receives no salary compensation. Mr. Cheng was paid stock compensation from time to time based on business progress. On January 15, 2019, Mr. Cheng was granted 100,000 stock compensation shares each year for a term of three year at the time of his appointment. The granted shares have a value of $0.036 per share based on stock market price on the stock grant date. No stock compensation was recorded at the end of year February 28, 2025.

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

Directors’ Compensation

The persons who served as members of our board of directors, three of them are also our executive officers, did not receive separate compensation for their services as directors in fiscal years ended February 28, 2025 and February 29, 2024.

Option Exercises and Stock Vested

There were no options issued, outstanding, exercised or vested during the years ended February 28, 2025 and February 29, 2024. There were no unvested stock awards outstanding at the same dates.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of May 7, 2024: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than ten percent (10%) of any class of our outstanding shares. As of April 3, 2025, there were 19,985,708 shares of our common stock outstanding. We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons named in the table below have sole voting and sole investment power with respect to all shares of common stock that they beneficially owned, subject to applicable community property laws.

Name and address of beneficial owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Yan Li, President, Chief Executive Officer & Director	6,713,215	33.6%
Lei Wang, Chief Financial Officer & Director	550,000	2.8%
Kecheng Xu, Treasurer, Secretary and Director	228,500	1.1%
Brian Cheng, Director	300,000	1.5%
All executive officers and directors as a group (Persons)	7,791,715	39.0%

__________

(1)	Room 508, T1N Vi Park, 360 Xin Long Road, Shanghai China, 201101

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal years ended February 28, 2025 and February 29, 2024, Ms. Yan Li, our President, CEO, and a director, personally paid $69,698 and $61,653, respectively, for various expenses on behalf of Jubilant Flame International Ltd. The Company did not enter into any loan agreement with respect to those advances.

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

On August 30, 2017 Lei Wang became an Executive Financial Officer. Mr. Wang receives no salary compensation. Mr. Wang was paid stock compensation from time to time base on business progress. Mr. Wang was granted 200,000 shares of restricted common stock at the time of his appointment. The restricted stock has a value of $2,100 based on stock market price of $0.0105 per share at stock grant date. On January 15, 2019, Mr. Wang was granted 100,000 shares each year for a term of three years based on board resolution. The granted shares have a value of $0.036 per shares based on stock market price at stock grant date. The company paid a separate legal entity controlled by Mr. Wang. Total service fee of $19,000 during year end of February 28, 2025 and February 29, 2024 respectively.

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

As of February 28, 2025, the Company had a $763,424 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $693,725 for her as of February 29, 2024. The loans are non-interest bearing, due upon demand and unsecured.

From November 2017, the Company started to purchase Acropass Products from related party owned and controlled by our CEO for the products’ resale in the United States. By the end of February 28, 2025, the Company purchased total $47,035 inventory from the related party.

From October 2019, the Company started to purchase Sprout Products from related party owned and controlled by our CEO for the products’ resale in the United States. By the end of February 28, 2025, the Company purchase total $608 inventory from the related party.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended February 28, 2025 and February 29, 2024, we engaged KCCW Accountancy Corp. as our audit firm.

For the years ended February 28, 2025, and February 29, 2024, we incurred fees as discussed below:

Fiscal Year Ended
	February 28, 2025	February 29, 2024

Audit fees	$18,000	$18,000
Audit – related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

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

JUBILANT FLAME INTERNATIONAL, LTD.

Date: April 3, 2025	By:	/s/ Yan Li
Yan Li
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 3, 2025	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: April 3, 2025	By:	/s/ Lei Wang
Lei Wang
Chief Financial Officer (Principal Financial Officer) and Director

