Form 10-Q
period 2025-08-31
Jubilant Flame International, Ltd
filed 2025-10-24
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

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

As of October 24, 2025, there are 19,985,708 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company” and the “Registrant” refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL LTD

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE SIX-MONTH PERIODS ENDED AUGUST 31, 2025

JUBILANT FLAME INTERNATIONAL, LTD

BALANCE SHEETS

(UNAUDITED)

	August 31,	February 28,
	2025	2025
ASSETS

Current assets
Cash and cash equivalents	$1,225	$1,225
Prepaid expenses	3,900	11,700
Total current assets	5,125	12,925
Total Assets	$5,125	$12,925

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable – related parties	$47,643	$47,643
Accrued expense	40,111	22,943
Accrued officer compensation	535,500	535,500
Loan payable - related parties	770,958	763,424
Total current liabilities	1,394,212	1,369,510
Total Liabilities	1,394,212	1,369,510

Commitment and Contingencies

Stockholders’ Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 19,985,708 and 19,985,708 shares issued and outstanding, respectively	19,986	19,986
Additional paid in capital	2,469,045	2,469,045
Accumulated deficit	(3,878,118)	(3,845,616)
Total Stockholders’ Deficit	(1,389,087)	(1,356,585)
Total Liabilities and Stockholders’ Deficit	$5,125	$12,925

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	August 31,		August 31,
	2025	2024	2025	2024

Revenue	$-	$-	$-	$-

Costs and Operating Expenses:
Cost of goods sold	-	-	-	-
Operating, selling, general and administrative	13,312	10,069	32,502	32,240
Total operating expenses	(13,312)	(10,069)	(32,502)	(32,240)

Loss from operations	(13,312)	(10,069)	(32,502)	(32,240)

Loss before provision for income taxes	(13,312)	(10,069)	(32,502)	(32,240)
Provision for income tax	-	-	-	-
Net loss	$(13,312)	$(10,069)	$(32,502)	$(32,240)
Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	19,985,708	19,985,708	19,985,708	19,985,708

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months ended August 31, 2025 and 2024
			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance at May 31, 2025	19,985,708	$19,986	$2,469,045	$(3,864,806)	$(1,375,775)
Net loss	-	-	-	(13,312)	(13,312)
Balance at August 31, 2025	19,985,708	$19,986	$2,469,045	$(3,878,118)	$(1,389,087)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance at May 31, 2024	19,985,708	$19,986	$2,469,045	$(3,808,115)	$(1,319,084)
Net loss	-	-	-	(10,069)	(10,069)
Balance at August 31, 2024	19,985,708	$19,986	$2,469,045	$(3,818,184)	$(1,329,153)

For the Six Months ended August 31, 2025 and 2024
			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balances at February 28, 2025	19,985,708	$19,986	$2,469,045	$(3,845,616)	$(1,356,585)
Net loss	-	-	-	(32,502)	(32,502)
Balance at August 31, 2025	19,985,708	$19,986	$2,469,045	$(3,878,118)	$(1,389,087)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balances at February 29, 2024	19,985,708	$19,986	$2,469,045	$(3,785,944)	$(1,296,913)
Net loss	-	-	-	(32,240)	(32,240)
Balance at August 31, 2024	19,985,708	$19,986	$2,469,045	$(3,818,184)	$(1,329,153)

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended August 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(32,502)	$(32,240)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in current assets and liabilities:
Prepaid expense	7,800	7,500
Accrued expense	17,168	(3,115)
Net cash used in operating activities	(7,534)	(27,855)
Cash Flows from Financing Activities:
Net proceeds from related party loans	7,534	27,795
Net cash provided by financing activities	7,534	27,795
Net decrease in cash and cash equivalents	-	(60)
Cash and cash equivalents, beginning of period	1,225	1,345
Cash and cash equivalents, end of period	$1,225	$1,285
Supplemental Disclosure
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

From the third quarter of the year ended February 29, 2020, the Company began its new business line of providing technical support services for the development of new nutrition food products to sell to customers in the USA. The Company had not generated significant revenue from this new business by the second quarter ended August 31, 2025.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Interim Financial Information

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of August 31, 2025, results of operations, changes in stockholders’ equity (deficit) and cash flows for the six-month periods ended August 31, 2025 and 2024, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of August 31, 2025, the Company had current assets of $5,125, and current liabilities total $1,394,212 resulting in a working capital deficit of $1,389,087. The Company currently only has small scale operation activities and has an accumulated deficit of $3,878,118 as of August 31, 2025. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSE

The Company is paying an annual fee for its OTC Markets service. The service period is from December 1, 2024 to November 30, 2025. The service charge is recorded as a prepaid expense and amortized using straight line amortization over the service period. The prepaid expense balance is $3,900 as of August 31, 2025 compared to $11,700 as of February 28, 2025.

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

As of August 31, 2025, the Company had a $770,958 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $763,424 for Ms. Yan Li at February 28, 2025. The loans are non-interest bearing, due upon demand and unsecured.

A related party is providing accounting service to the Company at an estimated annual service fee of $19,000.

From November 2017, the Company started to purchase cosmetic products from a related party controlled by our CEO. The Company purchased a total of $47,643 of inventory from two related parties which was sold during the year ended February 29, 2020, the accounts payable balance of which is outstanding as of August 31, 2025 and February 28, 2025.

NOTE 6 – ACCRUED OFFICER COMPENSATION

On December 15, 2015, the Company entered into an employment agreement with its president, Ms. Yan Li. The agreement was retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Ms. Yan Li shall receive an annual salary of $100,500 and 100,000 shares of the Company’s common stock.

As of August 31, 2025, a total of $535,500 has been accrued as salary compensation payable compared to $535,500 at February 28, 2025.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 “Subsequent Events”, the Company has analyzed its operations subsequent to August 31, 2025, through the date which the financial statements were available to be issued. Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

Results of Operations

Revenue

We recognized no sales revenue in the three and six months ended August 31, 2025 compared to nil sales revenue in the three and six months ended August 31, 2024.

Operating Expenses

For the three months ended August 31, 2025 compared to the three months ended August 31, 2024

The major components of our operating expenses for the three months ended August 31, 2025 and 2024 are outlined in the table below:

	Three Months Ended	Three Months Ended
	Aug 31	Aug 31
	2025	2024

Professional fee	$9,412	$6,289
OTC service expense and others	3,900	3,780
Total operating expenses	$13,312	$10,069

The $3,243 increase in our operating costs for the three months ended August 31, 2025 compared to three months ended August 31, 2024, was mainly due to an increase of $3,123 in professional fee.

For the six months ended August 31, 2025 compared to the six months ended August 31, 2024

The major components of our operating expenses for the six months ended August 31, 2025 and 2024 are outlined in the table below:

	Six Months Ended	Six Months Ended
	Aug 31	Aug 31
	2025	2024
Professional fee	$24,702	$24,680
OTC Filing fees	7,800	7,560
Total operating expenses	$32,502	$32,240

The $262 increase in our operating costs for the six months ended August 31, 2025 compared to six months ended August 31, 2024, was mainly due to the increase in OTC filing fees of $ 300.

Other Expenses

No other expenses incurred during the three and six-month periods ended August 31, 2025 and 2024.

Net loss

For the three months ended August 31, 2025, we recognized a net loss of $13,312 compared to the net loss of $10,069 for the corresponding period in 2024.

For the six months ended August 31, 2025, we recognized a net loss of $32,502 compared to the net loss of $32,240 for the corresponding period in 2024.

Liquidity and Capital Resources

Working Capital

	August 31,	February 28,
	2025	2025
Current Assets	$5,125	$12,925
Current Liabilities	1,394,212	1,369,510
Working Capital Deficit	$(1,389,087)	$(1,356,585)

As of August 31, 2025, the Company had current assets of $5,125, primarily comprising cash of $1,225, prepaid expenses of $3,900 and current liabilities of $1,394,212, resulting in a working capital deficit of $1,389,087. The Company had limited profitable operation activities and has an accumulated deficit of $3,878,118 as of August 31, 2025. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows from Operating Activities

Our net cash used in operating activities decreased by $20,321 in the six months ended August 31, 2025 of $7,534 compared to the net cash provided in operating activities in the six months ended August 31, 2024 of $27,855. The decrease in net cash used in operating activities was primarily the result of $20,283 increase in accrued professional fee.

 Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the six months ended August 31, 2025 or 2024.

Cash Flows from Financing Activities

Our cash provided by financing activities decreased from $27,795 for the six months ended August 31, 2024 compared to $7,534 for the six months ended August 31, 2025. In both periods, cash was provided by the way of loans from related parties.

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

Off Balance Sheet Arrangements

As of August 31, 2025, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the six months ended August 31, 2025, and currently we are not involved in any pending litigation or legal proceedings.

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

JUBILANT FLAME INTERNATIONAL LTD

Date: October 24, 2025	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: October 24, 2025	By:	/s/ Lei Wang
Lei Wang
(Chief Financial Officer) and Director

