Form 10-Q
period 2025-11-30
Jubilant Flame International, Ltd
filed 2026-01-13
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

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

As of January 13, 2026, there are 19,985,708 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company” and the “Registrant” refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL LTD

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE NINE-MONTH PERIODS ENDED NOVEMBER 30, 2025

JUBILANT FLAME INTERNATIONAL, LTD

BALANCE SHEETS

(UNAUDITED)

	November 30,	February 28,
	2025	2025
ASSETS

Current assets
Cash and cash equivalents	$4,175	$1,225
Prepaid expenses	-	11,700
Total current assets	4,175	12,925
Total Assets	$4,175	$12,925

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable – related parties	$47,643	$47,643
Accrued expense	35,383	22,943
Accrued officer compensation	535,500	535,500
Loan payable - related parties	789,232	763,424
Total current liabilities	1,407,758	1,369,510
Total Liabilities	1,407,758	1,369,510

Commitment and Contingencies

Stockholders’ Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 19,985,708 and 19,985,708 shares issued and outstanding, respectively	19,986	19,986
Additional paid in capital	2,469,045	2,469,045
Accumulated deficit	(3,892,614)	(3,845,616)
Total Stockholders’ Deficit	(1,403,583)	(1,356,585)
Total Liabilities and Stockholders’ Deficit	$4,175	$12,925

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2025	2024	2025	2024

Revenue	$-	$-	$-	$-

Costs and Operating Expenses:
Cost of goods sold	-	-	-	-
Operating, selling, general and administrative	14,496	14,130	46,998	46,370
Total operating expenses	(14,496)	(14,130)	(46,998)	(46,370)

Loss from operations	(14,496)	(14,130)	(46,998)	(46,370)
Other income (expense):
Other income (expense), net	-	-	-	-
Loss before provision for income taxes	(14,496)	(14,130)	(46,998)	(46,370)
Provision for income tax	-	-	-	-
Net loss	$(14,496)	$(14,130)	$(46,998)	$(46,370)
Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	19,985,708	19,985,708	19,985,708	19,985,708

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months ended November 30, 2025 and 2024
			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance at August 31, 2025	19,985,708	$19,986	$2,469,045	$(3,878,118)	$(1,389,087)
Net loss	-	-	-	(14,496)	(14,496)
Balance at November 30, 2025	19,985,708	$19,986	$2,469,045	$(3,892,614)	$(1,403,583)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance at August 31, 2024	19,985,708	$19,986	$2,469,045	$(3,818,184)	$(1,329,153)
Net loss	-	-	-	(14,130)	(14,130)
Balance at November 30, 2024	19,985,708	$19,986	$2,469,045	$(3,832,314)	$(1,343,283)

For the Nine Months ended November 30, 2025 and 2024
			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance at February 28, 2025	19,985,708	$19,986	$2,469,045	$(3,845,616)	$(1,356,585)
Net loss	-	-	-	(46,998)	(46,998)
Balance at November 30, 2025	19,985,708	$19,986	$2,469,045	$(3,892,614)	$(1,403,583)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit
Balance at February 29, 2024	19,985,708	$19,986	$2,469,045	$(3,785,944)	$(1,296,913)
Net loss	-	-	-	(46,370)	(46,370)
Balance at November 30, 2024	19,985,708	$19,986	$2,469,045	$(3,832,314)	$(1,343,283)

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended November 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(46,998)	$(46,370)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in current assets and liabilities:
Prepaid expense	11,700	(4,350)
Accrued expense	12,440	(2,555)
Net cash used in operating activities	(22,858)	(53,275)
Cash Flows from Financing Activities:
Net proceeds from related party loans	25,808	53,185
Net cash provided by financing activities	25,808	53,185
Net increase (decrease) in cash and cash equivalents	2,950	(90)
Cash and cash equivalents, beginning of period	1,225	1,345
Cash and cash equivalents, end of period	$4,175	$1,255
Supplemental Disclosure
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

From the third quarter of the year ended February 29, 2020, the Company began its new business line of providing technical support services for the development of new nutrition food products to sell to customers in the USA. The Company had not generated significant revenue from this new business by the third quarter ended November 30, 2025

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Interim Financial Information

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of November 30, 2025, results of operations, changes in stockholders’ equity (deficit) and cash flows for the nine-month periods ended November 30, 2025 and 2024, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of November 30, 2025 the Company had current assets of $4,175, and current liabilities total $1,407,758 resulting in a working capital deficit of $1,403,583. The Company currently only has small scale operation activities and has an accumulated deficit of $3,892,614 as of November 30, 2025. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSE

The Company is paying an annual fee for its OTC Markets service. The service period is from December 1, 2024 to November 30, 2025. The service charge is recorded as a prepaid expense and amortized using straight line amortization over the service period. The prepaid expense balance is Nil as of November 30, 2025 compared to $11,700 as of February 28, 2025.

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

As of November 30, 2025, the Company had a $789,232 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $763,424 for Ms. Yan Li on February 28, 2025. The loans are non-interest bearing, due upon demand and unsecured.

A related party is providing accounting service to the Company at an estimated annual service fee of $19,000.

From November 2017, the Company started to purchase cosmetic products from a related party controlled by our CEO. The Company purchased a total of $47,643 of inventory from two related parties which was sold during the year ended February 29, 2020, the accounts payable balance of which is outstanding as of November 30, 2025 and February 28, 2025.

NOTE 6 – ACCRUED OFFICER COMPENSATION

On December 15, 2015, the Company entered into an employment agreement with its president, Ms. Yan Li. The agreement was retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Ms. Yan Li shall receive an annual salary of $100,500 and 100,000 shares of the Company’s common stock.

As of November 30, 2025, a total of $535,500 has been accrued as salary compensation payable compared to $535,500 on February 28, 2025.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 “Subsequent Events”, the Company has analyzed its operations subsequent to November 30, 2025, through the date which the financial statements were available to be issued. The management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

Results of Operations

Revenue

We recognized no sales revenue in the three and nine months ended November 30, 2025 compared to nil sales revenue in the three and nine months ended November 30, 2024.

Operating Expenses

For the three months ended November 30, 2025 compared to the three months ended November 30, 2024

The major components of our operating expenses for the three months ended November 30, 2025 and 2024 are outlined in the table below:

	Three Months Ended	Three Months Ended
	November 30,	November 30,
	2025	2024
Professional fee	$9,474	$9,289
Office expense	1,122	1,091
OTC service and other	3,900	3,750
Total operating expenses	$14,496	$14,130

The $366 increase in our operating costs for the three months ended November 30, 2025 compared to three months ended November 30, 2024, was mainly due to an increase of $185 in professional fee and an increase of $150 in OTC service expense.

For the nine months ended November 30, 2025 compared to the nine months ended November 30, 2024

The major components of our operating expenses for the nine months ended November 30, 2025 and 2024 are outlined in the table below:

	Nine Months Ended	Nine Months Ended
	November 30,	November 30,
	2025	2024

Professional fee	$34,176	$33,969
Office expense	1,122	1,151
OTC service and other	11,700	11,250
Total operating expenses	$46,998	$46,370

The $628 increase in our operating costs for the nine months ended November 30, 2025 compared to nine months ended November 30, 2024, was mainly due to an increase in OTC service expense of $450 and an increase of $207 in professional fee.

Other Expenses

No other expenses incurred during the three and nine-month periods ended November 30, 2025 and 2024.

Net loss

For the three months ended November 30, 2025, we recognized a net loss of $14,496 compared to the net loss of $14,130 for the corresponding period in 2024.

For the nine months ended November 30, 2025, we recognized a net loss of $46,998 compared to the net loss of $46,370 for the corresponding period in 2024.

Liquidity and Capital Resources

Working Capital

	November 30,	February 28,
	2025	2025
Current Assets	$4,175	$12,925
Current Liabilities	$1,407,758	$1,369,510
Working Capital Deficit	$(1,403,583)	$(1,356,585)

As of November 30, 2025, the Company had current assets of $4,175, comprising of cash of $4,175 and current liabilities of $1,407,758, resulting in a working capital deficit of $1,403,583. The Company had limited profitable operation activities and has an accumulated deficit of $3,892,614 as of November 30, 2025. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows from Operating Activities

Our net cash used in operating activities decreased by $30,417 in the nine months ended November 30, 2025 to $22,858, compared to the net cash used in operating activities in the nine months ended November 30, 2024 of $53,275. The decrease in net cash used in operating activities was primarily the result of a $16,050 increase in prepaid expense and $14,995 increase in accrued expenses.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the nine months ended November 30, 2025 and 2024.

Cash Flows from Financing Activities

Our cash provided by financing activities decreased by $27,377 to $25,808 for the nine months ended November 30, 2025 compared to $53,185 for the nine months ended November 30, 2024. In both periods, cash was provided by the way of loans from related parties.

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

Off Balance Sheet Arrangements

As of November 30, 2025, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the nine months ended November 30, 2025, and currently we are not involved in any pending litigation or legal proceedings.

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

JUBILANT FLAME INTERNATIONAL LTD

Date: January 13, 2026	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: January 13, 2026	By:	/s/ Lei Wang
Lei Wang
(Chief Financial Officer) and Director

