Form 10-K
period 2026-02-28
Jubilant Flame International, Ltd
filed 2026-04-28
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2026

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

There was no active public trading market for the common stock. Based on recorded trades as of August 29, 2025, the aggregate market value of 10,813,993 common stocks held by non-affiliates was $270,350.

As of April 27, 2026, there are 19,985,708 shares of common stock issued and outstanding.

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

From the third quarter of year ended February 29, 2020, the company started to provide technical support services for development of new nutrition material and product to customers. The technical support focuses on a nutrition food series which is selling in the USA market. Currently, the nutrition food series include Organic Sprouting Powder. The company’s technology background directors provide excellent technical service to manufacturers in the USA.

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

From the third quarter of year ended February 29, 2020, the company started to provide technical support services in connection with nutritionally oriented food that includeOrganic Spouting Powder. The company’s technology background directors make our service match customers needs well.

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

As we started our technical support service for development of nutrition food to manufacturers, our service expanding reply on referral currently.

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

Research and Development

The Company has not conducted any research and development activities related to its Products.

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

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTCQB Bulletin Board under the symbol “JFIL”. Because we are quoted on the OTCQB Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. Although there is trading in our common stock from time to time, there is no established market for our common stock. In the past year, it has traded the price per share has been in the $0.021 to $0.1 range during the year ended February 28, 2026. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transaction values.

Holders

As of February 28, 2026, there were 79 total record holders of 19,985,708 shares of the Company’s common stock. We believe we have additional shareholders who hold their shares on a beneficial basis in “street name.”

Dividends

The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the intention of management to utilize all available funds for the development of the Company’s business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered security

Between December 2015 and February 28, 2022, the Company issued 900,000 shares of common stock to its CEO, Ms. Yan Li, under her employment agreement, 550,000 shares to its current CFO, Mr. Lei Wang, 200,000 shares to its current Secretary/Treasurer, Mr. Kecheng Xu, 300,000 shares to its board director Brian Cheng. The issuance of shares to officers were made in reliance upon the exemption from securities registration afforded by Section 4(2) of the 1933 Act. (See Item 11 – Executive Compensation – Employment Agreements and Related Transactions.). There are no common stock issuance during the years ended February 28,2026 and 2025.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended February 28, 2026 and February 28, 2025.

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

Results of Operations

Sales

From last quarter of the fiscal year ended February 28, 2018, we started to promote and sell our new cosmetic products in the United States market. We purchase the Acropass Products and other Products from an affiliated company in China. In the beginning of 2020, the Company ceased the marketing and selling of cosmetic products in the United States. From the third quarter of year ended February 29, 2020, the company started to provide technical support services in connection with nutritionally oriented food that include Organic Spouting Powder. We recognized Nil of revenue during the fiscal year ended February 28, 2026 and February 28, 2025 respectively. The result was primarily due to slow down in new business line.

Operating expense

The major components of our expenses for the fiscal years ended February 28, 2026 and February 28, 2025 are outlined in the table below:

	Year Ended	Year Ended
	28-Feb	28-Feb
	2026	2025

Transfer agent	6,650	6,156
Edgar filing fees	3,000	3,083
OTC service fee	15,705	15,150
Office expense	1,152	1,181
Legal fees	-	102
Accounting and audit fees	37,000	34,000
Total cost and operating expenses	63.507	59,672

Our operating expenses increased by $3,835 for the year ended February 28, 2026, compared to the fiscal year ended February 28, 2025. The decrease was mainly due to an increase of $3,000 in audit expenses and increase of $555 in OTC service fee.

Other income

Other income is Nil and Nil for the year ended February 28, 2026 and February 28, 2025, respectively.

Net Loss

During the years ended February 28, 2026 and February 28, 2025, the Company realized a net loss of $63,506 and $59,672, respectively.

Liquidity and Capital Resources

Working Capital	As of February 28, 2026	As of February 28, 2025

Current Assets	$16,190	$12,925
Current Liabilities	1,436,282	1,369,510
Working Capital Deficit	$(1,420,092)	$(1,356,585)

The increase in the Company’s working capital deficit between the fiscal years ended February 28, 2026 and February 28, 2025 was mainly due to the increase of total $52,211 due to related party.

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Year Ended February 28, 2026	Year Ended February 28, 2025
Cash used in operating activities	$(49,261)	$(69,819)
Cash used in investing activities	$-	$-
Cash provided by financing activities	$52,211	$69,699
Net increase (decrease)in cash	$2,950	$(120)

Cash Flows from Operating Activities

During the fiscal year ended February 28, 2026, we incurred a net loss of $63,507, compare to a net loss of $59,672 during the fiscal year ended February 28, 2025. During the fiscal year ended February 28, 2025, we used $49,261 in operating activities compared to $69,819 during the fiscal year ended February 28, 2025, the operating cash use increase is mainly due to small increase of professional fee due.

Cash Flows from Investing Activities

We did not spend funds in investing activities during the year ended February 28, 2026 and February 28, 2025.

Cash Flows from Financing Activities

During the year ended February 28, 2026, we generated $52,211 in financing activities compared to $69,699 during the year ended February 28, 2025, the decrease is due to proceed decrease from the CEO.

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE YEARS ENDED FEBRUARY 28, 2026 AND FEBRUARY 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

Jubilant Flame International, Ltd

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Jubilant Flame International, Ltd. (the “Company”), as of February 28, 2026, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended February 28, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2026, and the results of its operations and its cash flows in the year ended February 28, 2026, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans with regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal controls over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

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

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

We have served as the Company’s auditor since 2026.

San Mateo, California

April 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jubilant Flame International, Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Jubilant Flame International, Ltd. (“the Company”), as of February 28, 2025, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended February 28, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2025, and the results of its operations and its cash flows for the year ended February 28, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Diamond Bar, California

April 3, 2025

JUBILANT FLAME INTERNATIONAL, LTD

BALANCE SHEETS

	February 28,	February 28,
	2026	2025
ASSETS
Current assets
Cash	$4,175	$1,225
Prepaid expenses	12,015	11,700
Total current assets	16,190	12,925
Total Assets	$16,190	$12,925

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable – related parties	$47,643	$47,643
Accounts payable and Accrued liabilities	37,504	22,943
Accrued officer compensation	535,500	535,500
Loan payable - related party	815,635	763,424
Total current liabilities	1,436,282	1,369,510
Total Liabilities	1,436,282	1,369,510

Stockholders’ Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 19,985,708 and 19,985,708 shares issued and outstanding, respectively	19,986	19,986
Additional paid in capital	2,469,045	2,469,045
Accumulated deficit	(3,909,123)	(3,845,616)
Total Stockholders’ Deficit	(1,420,092)	(1,356,585)
Total Liabilities and Stockholders’ Deficit	$16,190	$12,925

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	February 28,	February 28,
	2026	2025

Sales of goods	$-	$-
Total sales	-	-
Cost and Operating Expenses:	-	-
Cost of goods sold	-	-
General and administrative expenses	63,507	59,672
Total operating expenses	63,507	59,672
Other income:
Other income	-	-
Other income, net	-	-

Loss from operations	(63,507)	(59,672)
Provision for income tax	-	-

Net loss	$(63,507)	$(59,672)

Net loss per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	19,985,708	19,985,708

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at February 29, 2024	19,985,708	19,986	2,469,045	(3,785,944)	(1,296,913)

Net loss	-	-	-	(59,672)	(59,672)

Balances at February 28, 2025	19,985,708	$19,986	$2,469,045	$(3,845,616)	$(1,356,585)

Net loss	-	-	-	(63,507)	(63,507)

Balances at February 28, 2026	19,985,708	$19,986	$2,469,045	$(3,909,123)	$(1,420,092)

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	February 28,	February 28,
	2026	2025
Cash flows from operating activities
Net loss	$(63,507)	$(59,672)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in Current Assets and Liabilities
Prepaid expense	(315)	(450)
Accounts payable and Accrued liabilities	14,561	(9,697)
Net cash used in operating activities	(49,261)	(69,819)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from related party loans	52,211	69,699
Net cash provided by financing activities	52,211	69,699

Net increase(decrease) in cash	2,950	(120)

Cash at beginning of year	1,225	1,345

Cash at end of year	$4,175	$1,225

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

From the third quarter of the year ended February 29, 2020, the Company began its new business line of providing technical support services for development of new nutrition food products to sell to customers in USA. However, This new business line remained pre-revenue throughout both the year ended February 28, 2026 and 2025 that revenue recognition was Nil for both fiscal year.

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

The Company’s significant estimates include revenue recognition, valuation allowances of deferred tax assets .and the assumption that the company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Cash

The Company’s cash mainly represents cash in the bank and considers all highly liquid investments with a maturity of three months or less and are unrestricted as to withdrawal or use. The Company maintains all its bank accounts in USA.

Recently adopted and Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM, and how the CODM uses reported measures of segment profit or loss in assessing segment performance and resource allocation. The Company adopted this standard effective March 1, 2024 on a retrospective basis. The Company operates as a single operating segment, and the adoption did not have a material impact on the Company’s financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 effective March 1,2025, and applied the new disclosure requirements prospectively to the current annual period of adoption. The adoption did not have a material impact on the Company’s financial statements and disclosures.

On November 4, 2024, the FASB issued an ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024 03”) to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales; selling, general, and administrative expenses; and research and development). These required categories include purchases of inventory, employee compensation, depreciation, and intangible asset amortization, as well as other relevant items included within each applicable expense caption, as applicable. The FASB issued ASU 2024-03 on November 4, 2024, which states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM, and how the CODM uses reported measures of segment profit or loss in assessing segment performance and resource allocation. The Company adopted this standard effective for fiscal year ended February 28,2025 on a retrospective basis. The Company operates as a single operating segment, and the adoption did not have a material impact on the Company’s financial statements and disclosures.

We will adopt this standard in the fiscal year 2027 annual report. We do not expect the adoption of this standard to have a material impact on our Financial Statements other than additional disclosures.

The Company has adopted all applicable new accounting pronouncements that are in effect as of the date of the issuance of these financial statements. The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement and disclosure.

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

The carrying amounts of the Company’s current assets and current liabilities, such as cash, prepaid expenses, accounts payable and accrued liabilities, accrued officer compensation, and loan due to related party, approximate their fair values because of the current nature of these instruments.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of February 28, 2026 and 2025, the Company had no such contingencies.

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

Revenue Recognition

Sales of product

Revenue from contracts with customers is recognized using the five-step model defined by ASC Topic 606 requires the Company to (1) identify its contracts with customers, (2) identify its performance obligations under those contracts, (3) determine the transaction prices of those contracts, (4) allocate the transaction prices to its performance obligations in those contracts and (5) recognize revenue when each performance obligation under those contracts is satisfied. Revenue is recognized when promised goods are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods.

Under ASC 606, revenue is recognized when control of promised goods is transferred to the Company’s customers in an amount of consideration to which an entity expects to be entitled to in exchange for those goods. Control is the ability to direct the use of and obtain substantially all of the remaining benefits from the specified goods.

The Company recognizes eCommerce sales revenue, net of sales taxes and estimated sales returns, upon delivery to the customer. Additionally, estimated sales returns are calculated using historical experience of actual returns as a percent of sales. As the Company remains in pre-revenue stage, no sales or estimated sales returns was recorded for the year ended February 28, 2026 and 2025.

Cost of Sales

Cost of sales includes actual product purchase cost and the cost of transportation to the Company’s distribution facilities. No cost of sales was recorded for the year ended February 28, 2026 and February 28, 2025.

General and Administrative Expenses

general and administrative expenses mainly include professional service fees and other miscellaneous administrative expenses.

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

Segment Reporting

On March 1, 2024, the Company adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The Company applies the “management approach” to identify operating segments, as required by ASC 280-10-50. Under this approach, operating segments are components of the business whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to assess performance and allocate resources. The Company’s Chief Executive Officer acts as the Company’s CODM and reviews its operating results for the purpose of allocating resources and evaluating financial performance. Refer to “Note 7 — Segment Reporting” for the Company’s segment reporting.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of February 28, 2026, the Company had a working capital deficit of $1,420,092, and there is no positive cash flow generated from operating activities to offset the Company’s working capital deficit. The Company currently has no profit generating activities and has an accumulated deficit of $3,909,123 as of February 28, 2026. All conditions above raise substantial doubt about the Company’s ability to continue as a going concern.

The Company may obtain loans from related parties, raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. Additionally, management intends to negotiate extended credit periods with debtors.

Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company’s relationships with related parties who had balance and transactions with the Company are summarized as follows:

a. Related parties

Name of Related Party	Relationship to the Company
Ms. Yan Li	Major shareholder, president and CEO of the Company
Rubyfield Holding Limited	Under common control of Ms. Yan Li
Biomark China International Ltd	Under common control of Ms. Yan Li
Wang LSC Consulting LLC	Owned by the Company’s CFO Mr. Lei wang

The Company only incurred loan transactions with Ms. Yan Li during the years ended February 28, 2026 and 2025.

 b. Accounts payable – Related parties

Name	As of February 28, 2026	As of February 28, 2025
Rubyfield Holding Limited	$47,035	$47,035
Biomark China International Ltd	608	608
Total	$47,643	$47,643

From November 2017, the Company began purchasing sprout products from two related parties controlled by our CEO. The Company purchased a total of $47,643 of inventory from two related parties which was sold during the year ended February 29, 2020, the accounts payable balance of $47,643 is outstanding as of February 28, 2026 and February 28, 2025.

c. Loan payable- Related party

Name	As of February 28, 2026	As of February 28, 2025
Ms. Yan Li	815,635	763,424
Total	$815,635	763,424

To meet ongoing operational and liquidity requirements, the Company is currently reliant on advances from related party. This dependency is expected to persist until the Company achieves self-sustaining operations or secures external financing through equity issuance or debt. These advances are treated as current liabilities and are not currently governed by formal promissory notes.

The loan due to related are non-interest bearing, due upon demand and unsecured.

Wang LSC Consulting LLC is providing accounting service to the Company at an annual service fee of $19,000 for the years ended February 28, 2026 and 2025.

NOTE 5 – ACCRUED OFFICER COMPENSATION AND STOCK COMPENSATION

On December 15, 2015, the Company entered into an employment agreement with its CEO, Ms. Yan Li. The agreement was retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Ms. Yan was entitled an annual salary of $100,500 and 100,000 shares of the Company’s common stock. The granted compensation shares were fully issued by the fiscal year ended at February 28,2019.

Due to the Company’s lack of active operations, no cash compensation was paid nor were any shares issued to Ms. Li during the fiscal years ended February 28, 2026, and 2025. As of February 28, 2026, and 2025, accrued officer compensation payable to the President remained unchanged at $535,500, representing obligations previously incurred but not yet settled

NOTE 6 – INCOME TAX

As of February 28, 2026, the Company had unused federal and state net operating loss carryforwards available of $1,274,038, which may be applied against future taxable income, if any, and which expire in various years.

This loss carry-forward expires according to the following schedule:

Year Ending February 28, 2026	Amount

2034	$54,197
2035	-
2036	539,420
2037	107,453
2038	118,828
Indefinite	454,140
Total	$1,274,038

The following is a reconciliation of the tax provision as calculated at the statutory tax rate to the provision as recognized for the years ended February 28, 2026 and February 28, 2025:

	2026	2025
Tax provision at statutory rates	$(13,336)	$(12,531)
Effect of permanent and Temporary difference(s)	3,058	(2,036)
Change in valuation allowance	10,278	14,567
Provision for income tax	$-	$-

Deferred tax assets as of February 28,2026 and 2025, are as below:

	As of February 28,
	2026	2025
Deferred tax assets:
NOL carryover	$267,548	$257,269

Total deferred tax assets	267,548	257,269
Less: Valuation allowance	(267,548)	(257,269)
Net deferred tax	$-	$-

The Company has recorded a full valuation allowance against its net deferred tax assets as of February 28, 2026 and 2025, as management has determined it is more likely than not that the deferred tax assets will not be realized based on the Company's history of operating losses. The change in valuation allowance was an increase of $10,278 and $14,567 for the years ended February 28, 2026 and 2025, respectively.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. At February 28, 2026 and 2025, the Company did not have any uncertain positions that would necessitate recording a tax related liability. All tax years from inception remain open for examination by the tax authorities.

NOTE 7 – SEGMENT REPORTING

The Company operates as one operating and reportable segment, and its sole business activity consists of eCommerce sales revenue.

The accounting policies of the segment are the same as those described in "Note 2 — Summary of Significant Accounting Policies". The Company's CODM uses net income (loss) to measure segment profit or loss and assesses performance against expectations to make resource allocation decisions. Additionally, the CODM reviews and uses functional expenses included in net income (loss) to manage the Company's operations and assess operating profitability. The Company operates as one operating and reportable segment, and as such the significant expenses regularly provided to the CODM are those presented on the statements of operations. These significant segment expenses include selling, general and administrative expenses.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to February 28, 2026 to April 27, 2026, the date when the financial statements were issued. Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

ITEM 9B OTHER INFORMATION.

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position
Yan Li	60	President, Chief Executive Officer and Director
Lei Wang	53	Chief Financial Officer and Director
Kecheng Xu	39	Secretary, Treasurer and Director
Brian Cheng	67	Director

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

Summary Compensation Table

(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
								Change in
								Pension
								Value &
							Non-	Non-
							Equity	qualified
							Incentive	Deferred	All
							Plan	Compen-	Other
					Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary		Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position	Year	($)		($)	($)	($)	(S)	($)	($)	($)

Yan Li President, CEO	2026	-	[1]	-	-	-	-	-	-	-

Lei Wang , CFO	2026	-	[2]	-	-	-	-	-	19,000	19,000

Kecheng Xu Secretary, Treasurer, Director	2026	-	[3]	-	-	-	-	-	-	-

Brian Cheng, Director	2026	-	[4]		-	-	-	-	-	-

________________________

1

On December 15, 2015, the Company entered into employment agreements with its president and CEO, Ms. Yan Li, the agreements were retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Ms. Yan shall receive an annual salary of $100,500 and 100,000 shares of the Company’s common stock. On January 15, 2019, Ms. Li’s compensation agreement was renewed by the Board. Ms. Li was granted 200,000 shares each year for a term of three years based on board resolution. The granted shares have a value of $0.036 per shares based on stock market price on the stock grant date. No stock compensation was recorded at the end of year February 28, 2026.

2

On August 30, 2017 Lei Wang became our Chief Financial Officer. Mr. Wang receives no salary compensation. Mr. Wang was paid stock compensation from time to time based on business progress. On January 15, 2019, Mr. Cheng was granted 100,000 stock compensation shares each year for a term of three year at the time of his appointment. The granted shares have a value of $0.036 per share based on stock market price on the stock grant date. No stock compensation was recorded at the end of year February 28, 2026. The company accrued a separate legal entity controlled by Mr. Wang for service fee of $19,000 during year end of February 28, 2026.

3

Mr. Kecheng Xu became he Secretary, Treasurer and a director of the Company on August 30, 2017. Mr. Xu receives no salary compensation. Mr. Xu was paid stock compensation from time to time based on business progress. Mr. Xu was granted 50,000 shares of restricted common stock at the time of his appointment. The restricted stock has a value of $525 base on stock market price of $0.0105 per share one the stock grant date. On January 15, 2019, Mr. Xu was granted 50,000 stock compensation shares each year for a term of three years based on board meeting resolution. The granted shares have a value of $0.036 per shares based on stock market price one the stock grant date. No stock compensation was recorded at the end of year February 28, 2026.

4.

Mr. Brian Cheng became board director of the Company on January 15, 2019. Mr.Cheng receives no salary compensation. Mr. Cheng was paid stock compensation from time to time based on business progress. On January 15, 2019, Mr. Cheng was granted 100,000 stock compensation shares each year for a term of three year at the time of his appointment. The granted shares have a value of $0.036 per share based on stock market price on the stock grant date. No stock compensation was recorded at the end of year February 28, 2026.

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

Directors’ Compensation

The persons who served as members of our board of directors, three of them are also our executive officers, did not receive separate compensation for their services as directors in fiscal years ended February 28, 2026 and February 28, 2025.

Option Exercises and Stock Vested

There were no options issued, outstanding, exercised or vested during the years ended February 28, 2026 and February 28, 2025. There were no unvested stock awards outstanding at the same dates.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 29, 2026: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than ten percent (10%) of any class of our outstanding shares. As of April 9, 2026, there were 19,985,708 shares of our common stock outstanding. We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons named in the table below have sole voting and sole investment power with respect to all shares of common stock that they beneficially owned, subject to applicable community property laws.

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

__________________

(1)	Room 508, T1N Vi Park, 360 Xin Long Road, Shanghai China, 201101

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal years ended February 28, 2026 and February 28, 2025, Ms. Yan Li, our President, CEO, and a director, personally paid $52,211 and $69,698, respectively, for various expenses on behalf of Jubilant Flame International Ltd. The Company did not enter into any loan agreement with respect to those advances.

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

On August 30, 2017 Lei Wang became an Executive Financial Officer. Mr. Wang receives no salary compensation. Mr. Wang was paid stock compensation from time to time base on business progress. Mr. Wang was granted 200,000 shares of restricted common stock at the time of his appointment. The restricted stock has a value of $2,100 based on stock market price of $0.0105 per share at stock grant date. On January 15, 2019, Mr. Wang was granted 100,000 shares each year for a term of three years based on board resolution. The granted shares have a value of $0.036 per shares based on stock market price at stock grant date. The company paid a separate legal entity controlled by Mr. Wang. Total service fee of $19,000 during year end of February 28, 2026 and February 28, 2025 respectively.

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

As of February 28, 2026, the Company had a $815,634 loan outstanding with its CEO, Ms. Yan Li. This compares with the outstanding balance of $763,424 for her as of February 28, 2025. The loans are non-interest bearing, due upon demand and unsecured.

From November 2017, the Company started to purchase Acropass Products from related party owned and controlled by our CEO for the products’ resale in the United States. By the end of February 28, 2026, the Company purchased total $47,035 inventory from the related party.

From October 2019, the Company started to purchase Sprout Products from related party owned and controlled by our CEO for the products’ resale in the United States. By the end of February 28, 2026, the Company purchase total $608 inventory from the related party.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On April 10, 2026, we engaged WWC, Professional Corporation. as our audit firm.

During the years ended February 28, 2026 and February 28, 2025, we engaged KCCW Accountancy Corp. as our audit firm.

For the years ended February 28, 2026, and February 28, 2025, we incurred fees as discussed below:

Fiscal Year Ended
	February 28, 2026	February 28, 2025

Audit fees	$18,000	$18,000
Audit – related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

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

PART IV

ITEM 15 EXHIBITS

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
23.1**	Consent letter
31.1**	Certification of the President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following material from the Form 10-K Report of the Registrant for the year ended February 28, 2026, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statement of Changes in Shareholders’ Deficit, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

___________

* Previously Filed

** Filed herewith

+ Management employment arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUBILANT FLAME INTERNATIONAL, LTD.

Date: April 27, 2026	By:	/s/ Yan Li
Yan Li
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 27, 2026	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: April 27, 2026	By:	/s/ Lei Wang
Lei Wang
Chief Financial Officer (Principal Financial Officer) and Director

