Form 10-Q
period 2026-05-31
Jubilant Flame International, Ltd
filed 2026-07-13
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(2460)

For the quarterly period ended May 31, 2026

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

As of July 13, 2026, there are 19,985,708shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company” and the “Registrant” refer to Jubilant Flame International Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL LTD

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE THREE-MONTH PERIODS ENDED MAY 31, 2026

JUBILANT FLAME INTERNATIONAL, LTD
BALANCE SHEETS
(UNAUDITED)

	May 31,	February 28,
	2026	2026
ASSETS

Current assets
Cash and cash equivalents	$1,715	$4,175
Prepaid expenses	8,010	12,015
Total current assets	9,725	16,190
Total Assets	$9,725	$16,190

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable – related parties	$47,643	$47,643
Accounts payable and Accrued liabilities	42,180	37,504
Accrued officer compensation	535,500	535,500
Loan payable - related parties	834,225	815,635
Total current liabilities	1,459,548	1,436,282
Total Liabilities	1,459,548	1,436,282

Commitment and Contingencies		-

Stockholders' Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 19,985,708 and 19,985,708 shares issued and outstanding, respectively	19,986	19,986
Additional paid in capital	2,469,045	2,469,045
Accumulated deficit	(3,938,854)	(3,909,123)
Total Stockholders' Deficit	(1,449,823)	(1,420,092)
Total Liabilities and Stockholders' Deficit	$9,725	$16,190

The accompanying notes are an integral part of these financial statements.

JUBILANT FLAME INTERNATIONAL, LTD
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	May 31,
	2026	2025

Revenue	$-	$-

Costs and Operating Expenses:
Cost of goods sold	-	-
Operating, selling, general and administrative	29,731	19,190
Total operating expenses	29,731	19,190

Loss from operations	(29,731)	(19,190)

Loss before provision for income tax	(29,731)	(19,190)
Provision for income tax	-	-

Net loss	$(29,731)	$(19,190)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	19,985,708	19,985,708

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional paid in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balances at February 28, 2026	19,985,708	$19,986	$2,469,045	$(3,909,123)	$(1,420,092)
Net loss				(29,731)	(29,731)
Balances at May 31, 2026	19,985,708	$19,986	$2,469,045	$(3,938,854)	$(1,449,823)

	Common Stock		Additional paid in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balances at February 28, 2025	19,985,708	$19,986	$2,469,045	$(3,845,616)	$(1,356,585)
Net loss				(19,190)	(19,190)
Balances at May 31, 2025	19,985,708	$19,986	$2,469,045	$(3,864,806)	$(1,375,775)

The accompanying notes are an integral part of these financial statements

JUBILANT FLAME INTERNATIONAL, LTD
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the three months ended May 31,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(29,731)	$(19,190)

Changes in current assets and liabilities:
Prepaid expense	4,005	3,900
Accrued expense	4,676	9,418
Net cash used in operating activities	(21,050)	(5,872)
Cash Flows from Financing Activities
Net proceeds from related party loans	18,590	5,872
Net cash provided by financing activities	18,590	5,872
Net decrease in cash and cash equivalents	(2,460)	-
Cash and cash equivalents, beginning of period	4,175	1,225
Cash and cash equivalents, end of period	$1,715	$1,225
Supplemental Disclosure
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

From the third quarter of the year ended February 29, 2020, the Company began its new business line of providing technical support services for the development of new nutrition food products to sell to customers in the USA. However, this new business line remained pre-revenue throughout May 31, 2026, and revenue recognition was Nil for the quarter ended at May 31, 2026.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Interim Financial Information

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of May 31, 2026, results of operations, changes in stockholders' equity (deficit) and cash flows for the three-month periods ended May 31, 2026 and 2025, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going-concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of May 31, 2026, the Company had current assets of $9,725, and current liabilities total $1,459,548 resulting in a working capital deficit of $1,449,823. The Company currently has small scale operation activities and has an accumulated deficit of $3,938,854 as of May 31, 2026. This raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSE

The Company is paying an annual fee for its OTC Markets service. The service period is from December 1,2025 to November 30, 2026. The service charge is recorded as a prepaid expense and amortized using straight line amortization over the service period. The prepaid expense balance is $8,010 as of May 31, 2026 compared to $12,015 as of February 28, 2026.

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

The Company had an outstanding loan of $834,225 and $ 815,635 due to its CEO, Ms. Yan Li as of May 31, 2026, and February 28, 2026, respectively. The loans are non-interest bearing, due upon demand and unsecured.

Wang LSC Consulting LLC, which is owned by the CFO is providing accounting service to the Company at an annual service fee of $19,000. The expenses incurred for the three months ended May 31, 2026 is $4,000.

From November 2017, the Company started to purchase cosmetic products from two related parties controlled by our CEO. The Company purchased a total of $47,643 of inventory from two related parties which was sold during the year ended February 29, 2020, the accounts payable balance of which remained outstanding as of May 31, 2026 and February 28, 2026.

NOTE 6 – ACCRUED OFFICER COMPENSATION

On December 15, 2015, the Company entered into an employment agreement with its CEO, Ms. Yan Li. The agreement was retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Ms. Yan was entitled to an annual salary of $100,500 and 100,000 shares of the Company’s common stock. The granted compensation shares were fully issued by the fiscal year ended at February 28, 2019.

Due to the Company’s lack of active operations, no cash compensation was paid nor were any shares issued to Ms. Li during the first quarter ended May 31, 2026. As of May 31, 2026, accrued officer compensation payable to the President remained unchanged at $535,500, representing obligations previously incurred by the fiscal year ended at February 28, 2019 that remain unsettled.

NOTE 7 – SEGMENT REPORTING

The Company operates as one operating and reportable segment, and its sole business activity consists of eCommerce sales revenue.

Our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), uses net income (loss) to measure segment profit or loss and assesses performance against expectations to make resource allocation decisions. Additionally, the CODM reviews and uses functional expenses included in net income (loss) to manage the Company's operations and assess operating profitability. The Company operates as one operating and reportable segment, and as such the significant expenses regularly provided to the CODM are those presented on the statements of operations. These significant segment expenses include selling, general and administrative expenses. Other segment items that are presented on the statements of operations include provision for income tax.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of July 13, 2026 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

From the third quarter of the year ended February 29, 2020, the Company began its new business line of providing technical support services for development of new nutrition food products to sell to customers in USA. However, this new business line remained pre-revenue throughout the quarter ended at May 31, 2026 that revenue recognition was Nil for the first quarter ended at May 31, 2026.

 Results of Operations

 Revenue

We recognized no sales revenue in the three months ended May 31, 2026 compared to nil sales revenue in the three months ended May 31, 2025.

Operating Expenses

For the three months ended May 31, 2026 compared to the three months ended May 31, 2025

The major components of our operating expenses for the three months ended May 31, 2026 and 2025 are outlined in the table below:

	Three Months Ended	Three Months Ended
	May 31	May 31
	2026	2025

Officer stock compensation	$-	$-
Professional fee	$25,686	$15,290
OTC service expense and others	$4,045	$3,900
Total operating expenses	$29,731	$19,190

The $10,541 increase in our operating costs for the three months ending May 31, 2026, compared to three months ended May 31, 2025, was mainly due to the increase in accounting and audit service fee of $10,000.

Other Expenses

 No other expenses incurred during the three-month periods ended May 31, 2026 and 2025.

Net Loss

For the three months ending May 31, 2026, we recognized a net loss of $29,731 compared to the net loss of $19,190 for the corresponding period in 2025.

Liquidity and Capital Resources

Working Capital

	May 31, 2026	February 28, 2026
Current Assets	$9,725	$16,190
Current Liabilities	1,459,548	1,436,282
Working Capital Deficit	$(1,449,823)	$(1,420,092)

As of May 31, 2026, the Company had current assets of $9,725, primarily comprising of cash of $1,715 and prepaid expenses of $8,010, and current liabilities of $1,459,548, resulting in a working capital deficit of $1,449,823. The Company had limited profitable operation activities and has an accumulated deficit of $3,938,854 as at May 31, 2026. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Cash Flows from Operating Activities

Our net cash used in operating activities increased by $15,178 in the three months ended May 31, 2026 compared to the net cash used in operating activities in the three months ending May 31, 2025. The increase in net cash used in operating activities was primarily due to higher net loss of $10,541 in the current quarter, and a decrease of $4,742 in accrued expenses comparing to the first quarter of previous fiscal year.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the three months ended May 31, 2026 and 2025.

Cash Flows from Financing Activities

Our cash provided by financing activities increased from $5,872 for the three months ended May 31, 2025 to $18,590 for the three months ended May 31, 2026. In both periods, cash was provided by short term loans from related parties.

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

Off Balance Sheet Arrangements

As of May 31, 2026, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective. We are presently examining changes to our procedures and policies to ensure a more timely reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three months ended May 31, 2026, and currently we are not involved in any pending litigation or legal proceedings.

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

JUBILANT FLAME INTERNATIONAL LTD

Date: July 13, 2026	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: July 13, 2026	By:	/s/ Lei Wang
Lei Wang
(Principal Financial Officer) and Director

