Form 10-Q
period 2026-08-31
Jubilant Flame International, Ltd
filed 2026-10-14
CIK 1517389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

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

As of October 14, 2026, there are 199,867 shares of common stock outstanding. Issued and outstanding shares have been retroactively adjusted for all periods presented to reflect the 1-for-100 reverse stock split effective September 9, 2026.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company” and the “Registrant” refer to Jubilant Flame International, Ltd unless the context indicates another meaning.

JUBILANT FLAME INTERNATIONAL, LTD

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL, LTD.

FOR THE SIX-MONTH PERIODS ENDED AUGUST 31, 2026

JUBILANT FLAME INTERNATIONAL, LTD

BALANCE SHEETS

(UNAUDITED)

	August 31,	February 28,
	2026	2026
ASSETS

Current assets
Cash and cash equivalents	$1,660	$4,175
Prepaid expenses	4,005	12,015
Total current assets	5,665	16,190
Total Assets	$5,665	$16,190

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable – related parties	$47,643	$47,643
Accounts payable and accrued liabilities	42,006	37,504
Accrued officer compensation	535,500	535,500
Loan payable - related parties	845,616	815,635
Total current liabilities	1,470,765	1,436,282
Total Liabilities	1,470,765	1,436,282

Commitment and Contingencies		-

Stockholders’ Deficit
Common stock, $0.001 par value per share 75,000,000 shares authorized; 199,867 and 199,867 shares issued and outstanding, respectively*	200	200
Additional paid in capital	2,488,831	2,488,831
Accumulated deficit	(3,954,131)	(3,909,123)
Total Stockholders’ Deficit	(1,465,100)	(1,420,092)
Total Liabilities and Stockholders’ Deficit	$5,665	$16,190

The accompanying notes are an integral part of these financial statements.

*Issued and outstanding shares and per-share amounts have been retroactively adjusted for all periods presented to reflect the 1-for-100 reverse stock split effective September 9, 2026. See Note 2.

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	August 31,		August 31,
	2026	2025	2026	2025

Revenue	$-	$-	$-	$-

Costs and Operating Expenses:
Cost of goods sold	-	-	-	-
Operating, selling, general and administrative	15,277	13,312	45,008	32,502
Total operating expenses	15,277	13,312	45,008	32,502

Loss from operations	(15,277)	(13,312)	(45,008)	(32,502)

Loss before provision for income taxes	(15,277)	(13,312)	(45,008)	(32,502)
Provision for income tax	-	-	-	-
Net loss	$(15,277)	$(13,312)	$(45,008)	$(32,502)
Net loss per share (basic and diluted)	$(0.08)	$(0.07)	$(0.23)	$(0.16)
Weighted average number of common shares outstanding*	199,867	199,867	199,867	199,867

The accompanying notes are an integral part of these financial statements

* Issued and outstanding shares and per-share amounts have been retroactively adjusted for all periods presented to reflect the 1-for-100 reverse stock split effective September 9, 2026. See Note 2

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months ended August 31, 2026 and 2025
			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares*	Amount	Capital	deficit	Deficit
Balance at May 31, 2026	199,867	$200	$2,488,831	$(3,938,854)	$(1,449,823)
Net loss	-	-	-	(15,277)	(15,277)
Balance at August 31, 2026	199,867	$200	$2,488,831	$(3,954,131)	$(1,465,100)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares*	Amount	Capital	deficit	Deficit
Balance at May 31, 2025	199,867	$200	$2,488,831	$(3,864,806)	$(1,375,775)
Net loss	-	-	-	(13,312)	(13,312)
Balance at August 31, 2025	199,867	$200	$2,488,831	$(3,878,118)	$(1,389,087)

For the Six Months ended August 31, 2026 and 2025
			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares*	Amount	Capital	deficit	Deficit
Balances at February 28, 2026	199,867	$200	$2,488,831	$(3,909,123)	$(1,420,092)
Net loss	-	-	-	(45,008)	(45,008)
Balance at August 31, 2026	199,867	$200	$2,488,831	$(3,954,131)	$(1,465,100)

			Additional		Total
	Common Stock		paid in	Accumulated	Stockholders’
	Shares*	Amount	Capital	deficit	Deficit
Balances at February 28, 2025	199,867	$200	$2,488,831	$(3,845,616)	$(1,356,585)
Net loss	-	-	-	(32,502)	(32,502)
Balance at August 31, 2025	199,867	$200	$2,488,831	$(3,878,118)	$(1,389,087)

The accompanying notes are an integral part of these financial statements

* Issued and outstanding shares and per-share amounts have been retroactively adjusted for all periods presented to reflect the 1-for-100 reverse stock split effective September 9, 2026. See Note 2

JUBILANT FLAME INTERNATIONAL, LTD

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended August 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(45,008)	$(32,502)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in current assets and liabilities:
Prepaid expense	8,010	7,800
Accounts payable and accrued liabilities	4,502	17,168
Net cash used in operating activities	(32,496)	(7,534)
Cash Flows from Financing Activities:
Net proceeds from related party loans	29,981	7,534
Net cash provided by financing activities	29,981	7,534
Net increase (decrease) in cash and cash equivalents	(2,515)	-
Cash and cash equivalents, beginning of period	4,175	1,225
Cash and cash equivalents, end of period	$1,660	$1,225
Supplemental Disclosure
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

From the third quarter of the year ended February 29, 2020, the Company began its new business line of providing technical support services for the development of new nutrition food products to sell to customers in the USA. However, this new business line remained pre-revenue throughout August 31, 2026, and revenue recognition was Nil for the quarter ended at August 31, 2026.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Interim Financial Information

Interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of August 31, 2026, results of operations, changes in stockholders’ equity (deficit) and cash flows for the six-month periods ended August 31, 2026 and 2025, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

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

Since the Company has incurred losses for all periods, the impact of the common stock equivalents would be anti- dilutive and therefore is not included in the calculation.

Reverse Stock Split

On August 20, 2026, the Company's board of directors approved a 1-for-100 reverse stock split of the Company's common stock, par value $0.001 per share (the "Reverse Stock Split"). On the same date, shareholders holding a majority of the issued and outstanding shares of common stock entitled to vote approved the Reverse Stock Split by written consent in lieu of a special meeting. No fractional shares were issued in connection with the Reverse Stock Split; shareholders who would otherwise have been entitled to a fractional share received one full share.

The Reverse Stock Split became effective on September 9, 2026, when the Company's common stock began trading on a split-adjusted basis under the existing ticker symbol "JFIL."As a result of the Reverse Stock Split, the number of issued and outstanding shares of common stock was reduced from 19,985,708 shares to 199,867 shares. The par value per share and the number of authorized shares were not changed.

All share and per-share amounts in the accompanying financial statements and notes have been retroactively adjusted for all periods presented to reflect the Reverse Stock Split.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going-concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of August 31, 2026, the Company had current assets of $5,665, and current liabilities total $1,470,765 resulting in a working capital deficit of $1,465,100. The Company currently only has small scale operation activities and has an accumulated deficit of $3,954,131 as of August 31, 2026. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company may obtain loans from related parties, raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. Additionally, management intends to negotiate extended credit periods with creditors.

Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – PREPAID EXPENSE

The Company is paying an annual fee for its OTC Markets service. The service period is from December 1, 2025 to November 30, 2026. The service charge is recorded as a prepaid expense and amortized using straight line amortization over the service period. The prepaid expense balance is $4,005 as of August 31, 2026 compared to $12,015 as of February 28, 2026.

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

The Company had an outstanding loan of $845,616 and $ 815,635 due to its CEO, Ms. Yan Li as of August 31, 2026, and February 28, 2026, respectively. The loans are non-interest bearing, due upon demand and unsecured.

Wang LSC Consulting LLC, which is owned by the CFO is providing accounting service to the Company at an annual service fee of $19,000. The expenses incurred for the three months ended August 31, 2026 are $4,000.

From November 2017, the Company started to purchase cosmetic products from two related parties controlled by our CEO. The Company purchased a total of $47,643 of inventory from two related parties which was sold during the year ended February 29, 2020, the accounts payable balance of which remained outstanding as of August 31, 2026 and February 28, 2026.

NOTE 6 – ACCRUED OFFICER COMPENSATION

On December 15, 2015, the Company entered into an employment agreement with its CEO, Ms. Yan Li. The agreement was retroactively effective as of December 4, 2015, for a term of 36 months (measured from December 4, 2015). Pursuant to the agreement, Ms. Yan Li was entitled to an annual salary of $100,500 and 1,000 shares (100,000 shares prior to the reverse stock split) of the Company’s common stock. The granted compensation shares were fully issued by the fiscal year ended at February 28, 2019.

Due to the Company’s lack of active operations, no cash compensation was paid nor were any shares issued to Ms. Yan Li during the first quarter ended August 31, 2026. As of August 31, 2026, accrued officer compensation payable to the CEO remained unchanged at $535,500, representing obligations previously incurred by the fiscal year ended at February 28, 2019 that remain unsettled.

NOTE 7 – INCOME TAXES

For the three and six months ended August 31, 2026 and 2025, the Company recorded no provision or benefit for income taxes as it incurred operating losses and continues to maintain a full valuation allowance against its net deferred tax assets.

NOTE 8 – SEGMENT REPORTING

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 “Subsequent Events”, the Company has analyzed its operations subsequent to August 31, 2026, through  October 14, 2026, which the financial statements were available to be issued. Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded except the following.

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

From the third quarter of the year ended February 29, 2020, the Company began providing technical support services for development of new nutrition food products to sell to customers in USA. However, this new business line remained pre-revenue throughout the quarter ended at August 31, 2026 that revenue recognition was Nil for the second quarter ended at August 31, 2026.

Results of Operations

Revenue

We recognized no sales revenue in the three and six months ended August 31, 2026 compared to nil sales revenue in the three and six months ended August 31, 2025.

Operating Expenses

For the three months ended August 31, 2026 compared to the three months ended August 31, 2025

The major components of our operating expenses for the three months ended August 31, 2026 and 2025 are outlined in the table below:

	Three Months Ended	Three Months Ended
	Aug 31	Aug 31
	2026	2025

Professional fee	$11,272	$9,412
OTC service expense and others	4,005	3,900
Total operating expenses	$15,277	$13,312

The $1,965 increase in our operating costs for the three months ended August 31, 2026 compared to three months ended August 31, 2025, was mainly due to an increase of $1,805 in professional fee.

For the six months ended August 31, 2026 compared to the six months ended August 31, 2025

The major components of our operating expenses for the six months ended August 31, 2026 and 2025 are outlined in the table below:

	Six Months Ended	Six Months Ended
	Aug 31	Aug 31
	2026	2025
Professional fee	$36,903	$24,702
OTC Filing fees and others	8,105	7,800
Total operating expenses	$45,008	$32,502

The $12,506 increase in our operating costs for the six months ended August 31, 2026 compared to six months ended August 31, 2025, was mainly due to an increase of $12,201 in professional fees.

Other Expenses

No other expenses incurred during the three and six-month periods ended August 31, 2026 and 2025.

Net loss

For the three months ended August 31, 2026, we recognized a net loss of $15,277 compared to the net loss of $13,312 for the corresponding period in 2025.

For the six months ended August 31, 2026, we recognized a net loss of $45,008 compared to the net loss of $32,502 for the corresponding period in 2025.

Liquidity and Capital Resources

Working Capital

	August 31,	February 28,
	2026	2026
Current Assets	$5,665	$16,190
Current Liabilities	1,470,765	1,436,282
Working Capital Deficit	$(1,465,100)	$(1,420,092)

As of August 31, 2026, the Company had current assets of $5,665, primarily comprising cash of $1,660, prepaid expenses of $4,005 and current liabilities of $1,470,765, resulting in a working capital deficit of $1,465,100. The Company had limited profitable operation activities and has an accumulated deficit of $3,954,131 as of August 31, 2026. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows from Operating Activities

Our net cash used in operating activities increased by $24,962 in the six months ended August 31, 2026 compared to the net cash used in operating activities in the six months ending August 31, 2025. The increase in net cash used in operating activities was primarily due to $12,506 increase in net loss and a lower net increase in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the six months ended August 31, 2026 or 2025.

Cash Flows from Financing Activities

Our cash provided by financing activities increased from $7,534 for the six months ended August 31, 2025 compared to $29,981 for the six months ended August 31, 2026. In both periods, cash was generated through loans from related parties.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 effective March 1, 2025, and applied the new disclosure requirements prospectively to the current annual period of adoption. The adoption did not have a material impact on the Company’s financial statements and disclosures.

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

Off Balance Sheet Arrangements

As of August 31, 2026, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the six months ended August 31, 2026, and currently we are not involved in any pending litigation or legal proceedings.

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

JUBILANT FLAME INTERNATIONAL, LTD

Date: October 14, 2026	By:	/s/ Yan Li
Yan Li
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: October 14, 2026	By:	/s/ Lei Wang
Lei Wang
(Chief Financial Officer) and Director

